Form 10-K405
period 1997-09-30
UNITED HOMES INC
filed 1998-02-12
CIK 1010047

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

               [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended September 30, 1997

                                          OR

               [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                            Commission File Number 0-23347


                                   UNITED HOMES, INC.
                          ----------------------------------
                (Exact name of Registrant as specified in its charter)

                Illinois                               36-3978181
      (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

      2100 Golf Road, Rolling Meadows, IL                 60008
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number including area code     (847) 427-2450

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class        Name of each exchange on which registered
          ------------------------     -----------------------------------------
                   None                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         11% Mandatory Redemption Debentures
                                  Due March 15, 2005

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X.   NO    .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                  TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . .  3
     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .  7
     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  8
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .  9

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
     Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . . . . . . . . . .  9
     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . 11
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . . .12
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. . 19
     Item 8.   Financial Statements and Supplementary Data . . . . . . . . . 19
     Item 9.   Changes In and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . . 19

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
     Item 10.  Directors and Executive Officers of the Registrant. . . . . . 20
     Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . 22
     Item 12.  Security Ownership of Certain Beneficial
               Owners and Management . . . . . . . . . . . . . . . . . . . . 23
     Item 13.  Certain Relationships and Related Transactions. . . . . . . . 24

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 26

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

                                        PART I


                      SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements in this Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be found in the material set forth under "Business," "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") as well as within this Report generally, In addition, when used in this Report, the words "believes," "intends," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties described in more detail under MD&A - Factors Affecting the Company's Business. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in this Report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 1.   BUSINESS

     AS USED HEREIN, THE "COMPANY" MEANS UNITED HOMES, INC. ("UNITED"), AND UNITED'S WHOLLY-OWNED SUBSIDIARIES UNITED HOMES OF ILLINOIS, INC.; UNITED HOMES OF MICHIGAN, INC.; AND UNITED HOMES, INC., AN ARIZONA CORPORATION (INDIVIDUALLY, A "SUBSIDIARY," COLLECTIVELY THE "SUBSIDIARIES") AND THE FOLLOWING PARTNERSHIPS IN WHICH UNITED OR THE SUBSIDIARIES OWN CONTROLLING INTERESTS EITHER AS GENERAL OR LIMITED PARTNERS: WILLIAMS GLEN LIMITED PARTNERSHIP, THE HIDDEN SPRINGS REAL ESTATE LIMITED PARTNERSHIP, UNITED/RBG XII L.P. AND THE UNITED LINDSAY EAST VALLEY LIMITED PARTNERSHIP. UNITED WAS FORMED IN 1994 TO CARRY ON THE HOMEBUILDING ACTIVITIES OF UNITED'S PARENT CORPORATION UNITED DEVELOPMENT MANAGEMENT COMPANY (THE "PARENT"). UNITED IS A WHOLLY-OWNED SUBSIDIARY OF THE PARENT. STATISTICAL AND OTHER INFORMATION CONTAINED HEREIN REGARDING THE COMPANY'S HOMEBUILDING ACTIVITIES INCLUDE THE HOMEBUILDING ACTIVITIES OF THE PARENT SINCE 1982.

     The Company is a fully-integrated land development and homebuilding company operating in the Chicago, Phoenix and western Michigan markets. The Company acquires undeveloped land and develops it into finished lots for residential subdivisions, and periodically options or purchases finished lots from third parties, primarily for the construction and sale of homes. The Company maintains an inventory of potential home sites (lots) by controlling undeveloped and developed land through options, contingent purchase agreements, joint ventures, partnerships and other contractual relationships with landowners ("Acquisition Agreements"). The Company believes that this strategy allows it to control sites for future development and at the same time maximize use of its available capital. During the fiscal year ended September 30, 1997, the Company closed on the sale of 531 homes and 55 lots generating approximately $92.7 million in revenue from housing and land sales as compared to 378 homes which generated approximately $64.7 million in revenue from housing and land sales during the fiscal year ended September 30, 1996. As of September 30, 1997, the Company had contracts to sell an additional 257 homes, 122 lots and a current inventory of 1,039 lots.

     Prices for the Company's homes, including the lot, range from $110,000 to $400,000 per home. During the fiscal year ended September 30, 1997, the average price of a home sold by the Company was approximately $174,000. The Company markets its products to entry-level, first and second move-up, and empty-nest buyers.

     United, which is an Illinois corporation, was formed in 1994 when the Parent transferred ownership of the Subsidiaries to United in return for all of the outstanding stock of United. United and the Subsidiaries own controlling general partner and limited partner interests in the Williams Glen Limited Partnership, The Hidden Springs Real Estate Limited Partnership, United/RBG XII L.P. and the United Lindsay East Valley Limited Partnership. United also has a non-controlling interest in the United Development Bristolwood Limited Partnership. United's principal place of business is located at 2100 Golf Road, Suite 110, Rolling Meadows, Illinois 60008, and its telephone number is (847) 427-2450.

     OPERATING STRATEGY. The Company seeks to locate and control property for development while minimizing the amount of direct capital investment by monitoring and controlling the costs of designing, building and selling its homes and by carefully managing its inventory of undeveloped land, developed lots and unsold homes. The Company attempts to achieve this goal by maintaining an inventory of potential homesites (lots) by controlling undeveloped and developed land through Acquisition Agreements for as long as possible prior to actual purchase of the land. As of September 30, 1997, the Company had 352 homes built or under construction to be sold or held as inventory and located in twenty-one different subdivisions and in various stages of the construction process. A total of 257 of these homes were under contract to be sold. The Company rarely holds houses in inventory after completing construction, with the exception of model homes which are typically sold to Model Homes (described below) and then leased back. Homes in inventory not subject to a purchase contract are generally marketed to transferee home buyers or buyers who can not wait for the construction cycle to be completed. Transferee buyers have traditionally represented a small portion of the Company's sales. A transferee buyer typically requires delivery of a new house within 30 to 60 days. The number of homes held in inventory will vary seasonally and with changes in the local and national economy. Generally, the Company attempts to develop homes in areas with limited competition and before purchasing any property employs an independent marketing consultant to analyze the real estate market in which the property is located. The Company's product mix includes both single family and multifamily home designs which are sold through commissioned employees who work from sales offices located at each project or, in certain cases, through outside brokers. The Company markets its homes through a combination of newspaper, radio and television advertisements, direct mail, directional signage, special promotions, the Internet and referrals both from homebuyers and brokers.

     MARKETS/PRODUCT. The Company builds and sells homes in three market areas:
Chicago, Phoenix and Western Michigan.

     CHICAGO METROPOLITAN AREA. The Company's principal market is the Chicago metropolitan area which essentially consists of Cook, DuPage, Lake, McHenry, Will and Kane counties (the "Chicago Area"). According to the U.S. Department of Commerce, annual building permits issued for single-family residential units in the Chicago Area have increased from approximately 17,726 in 1991 to approximately 24,597 in 1996. The Chicago Area was ranked 88th in the nation by the National Association of Homebuilders ("NAHB") in population growth during the time period 1986-1995. According to Claritas Inc., the population of the Chicago Area is projected to grow to approximately 7,769,033, up from the 1990 census figures of approximately 7,410,858 and is projected to rise to approximately 7,995,867 people by 2002. The unemployment rate in the Chicago CMSA (which includes the Chicago Area plus the Gary Indiana; Kankakee, Illinois; and Kenosha, Wisconsin PMSA's) has declined from 5.0% in December, 1995 to 4.4% as of December, 1996. From 1990-1996, approximately 260,600 new jobs were created in the Chicago Area with projected increases of approximately 62,000 new jobs in 1997. The median annual household income of the Chicago Area is estimated at approximately $45,792 for 1997 and approximately 33% of the population is between the ages of 25 and 44, which the Company believes are favorable indicators of a good supply of potential customers in various stages of the home buying cycle.

     United's subsidiary, United Homes of Illinois, Inc. was ranked among the top twenty Illinois homebuilders for calendar years 1996 and 1997. During the fiscal year ended September 30, 1997, the Company closed on the sale of 350 homes including lots in the Chicago Area. Prices for the Company's Chicago Area homes range from $110,000 to $400,000.

     PHOENIX. The Company believes that the City of Phoenix and the surrounding metropolitan area (the "Phoenix Area") offers significant growth opportunities. Annual building permits issued for single-family residential units in the Phoenix MSA have increased from approximately 10,909 in 1990 to approximately 28,583 in the Phoenix-Mesa MSA in 1995. The Phoenix Area was ranked 12th in the nation by the NAHB in population growth during the time period 1986-1995. According to Claritas, Inc., the population of the Phoenix Area is projected to grow to approximately 2,815,051, up from the 1990 census figures of approximately 2,238,480 and is projected to rise to approximately 3,232,179 by 2002. The unemployment rate in the Phoenix-Mesa MSA (which includes Maricopa and Pinal counties) has declined from 4.8% in 1993 to 3.1% as of December, 1996. During the time period 1990-1996, approximately 300,000 new jobs were created in the Phoenix Area. The median annual household income of the Phoenix Area is projected to be approximately $37,583 in 1997 and approximately 32% of the population is between the ages of 25 and 44, which the Company believes will assure a good supply of potential customers in various stages of the home buying cycle.

     United's subsidiary, United Homes, Inc., an Arizona corporation, has operated in the Phoenix Area since 1984. During the fiscal year ended September 30, 1997, the Company closed on the sale of 105 homes and lots in the Phoenix Area. Prices for the Company's homes in this market range from $110,000 to $400,000.

     WESTERN MICHIGAN. The Company conducts its homebuilding operations in Western Michigan primarily in a 60 mile radius of Grand Rapids, Michigan which includes Holland and Kalamazoo Michigan (the "Grand Rapids Area"). Annual building permits issued for single-family residential units in the Grand Rapids MSA have increased from approximately 3,957 in 1990 to approximately 6,117 in 1996. The Grand Rapids Area was ranked 54th in the nation by the NAHB for population growth during the time period 1986-1995. According to the U.S. Census Bureau, the 1996 population of the Grand Rapids MSA was approximately 1,015,099, up from the 1990 census figures of approximately 941,776 and is projected to increase to approximately 1,052,300 by 2000. The unemployment rate in the Grand Rapids Area has declined from 6.2% in 1990 to 3.4% as of December 1996. Approximately 72,000 new jobs were created in the Grand Rapids Area between 1990 and 1996. The median annual household income of the Grand Rapids Area is projected to be approximately $47,400 in 1997 and approximately 33% of the population is between the ages of 25 and 44, which the Company believes are favorable indicators of a good supply of potential customers in various stages of the home buying cycle.

     United's subsidiary, United Homes of Michigan, Inc., is the second largest homebuilder in the Grand Rapids Area based on homes closed. United Homes of Michigan, Inc. is currently exploring expanding its operations into Lansing, Ann Arbor and Detroit, Michigan, as well as Indianapolis, Indiana. The Company generally sells single family homes to move-up buyers with prices generally averaging $154,000 in this market which is below the market average of $165,000. During the fiscal year ended September 30, 1997, the Company closed on the sale of 131 homes in the Grand Rapids Area.

     LAND ACQUISITION. A significant factor influencing the Company's results of operation and financial condition is its ability to acquire land for future home sites on acceptable terms and conditions. The Company has developed procedures for, and employs management specialized in, site acquisition and development. The Company attempts to develop homes in areas with limited competition and before entering into an acquisition arrangement generally employs an independent marketing consultant to perform a market analysis.

     The Company attempts to minimize the amount of capital invested in undeveloped land by entering into agreements containing contingencies allowing the Company extended periods of time to conduct its due diligence review prior to the actual purchase of the land. The Company uses this review period to obtain necessary development approvals from governmental units and to evaluate the feasibility and profitability of the project. The Company also investigates other factors affecting the feasibility of the project, including:


     --   topography                              --   archeological site status
     --   geology, soils and grading              --   regulatory processing and approval schedule
     --   traffic, transportation and access      --   financing alternatives
     --   market research (including evaluation   --   hazards, including noise and pollution
          of competitive products and pricing)    --   economic feasibility
     --   environmental issues


     Occasionally, the Company acquires control of land through joint ventures and other contractual relationships with third-party landowners. Under these arrangements, the Company generally is employed as an agent to zone and develop the property and build and sell homes for the ventures. The Company is typically required to meet certain criteria relating to cost control and absorption rates. The landowner generally subordinates his or her interest in the land to a mortgage securing the development financing typically provided by a third party. As lots are sold, the landowner shares in the profits from sale of the finished lots. This approach allows the landowner to maximize the profit to be made on the sale of the land and enables the Company to control a site which it might not otherwise have been able to control. The arrangement also enables the Company to participate in the lot profit, while retaining the profit from the construction of the homes on the site. Affiliates of the Company may be participants in these arrangements.

     Periodically, the Company uses Acquisition Agreements to control finished lots developed by third parties. The Company believes that this approach allows it to control and market a large number of finished lots with minimal capital investment and limited development risk. Generally, under these agreements, the Company can continue to control these finished lots as long as the Company purchases a specified number of lots within a predetermined time period. The Company attempts to ultimately build its homes on lots developed by the Company, although the Company occasionally builds homes on lots developed by third parties. During the fiscal year ended September 30, 1997, approximately 91% of the homes sold by the Company were built on lots developed by the Company. This falls within the Company's goal of at least 75% which was set at that level since homes built on land developed by third parties result in lower profit margins to the Company.

     COMPETITION. The homebuilding industry is highly competitive and fragmented. Homebuilders compete for desirable properties, financing, raw materials and skilled labor. The Company competes for residential sales with other homebuilders, resales of existing homes, available rental housing, and, to a lesser extent, resales of condominiums. The Company's competitors include a large number of national and regional homebuilding companies (Chicago and Phoenix markets) and small local homebuilding companies (in all of the Company's markets), some of which may have greater financial resources, easier access to
working capital or lower capital costs than the Company.   The Company competes
with these firms on the basis of a number of interrelated factors including reputation, location, design, quality and price. Individual resales of residential units and lots also provide additional competition.

     ECONOMIC CONDITIONS. The Company's business, as well as the real estate industry in general, is affected by a number of economic factors, including interest rates and inflation. Interest rates affect both the cost to individuals and builders of purchasing homes and lots from the Company, and the carrying cost of undeveloped land. During the past fiscal year, interest rates on residential mortgage loans declined slightly. In the past, the Company has increased the price of lots offered for sale to offset increased inflation. These increases reduce the number of persons who are able to afford the lots and homes offered by the Company. If interest rates and inflation increase substantially, the real estate and construction industries would be adversely affected and the Company's ability to sell its real estate could be significantly adversely affected.

     EMPLOYEES. As of December 31, 1997, the Company employed 111 full-time employees. The Company's employees are not covered by a collective bargaining agreement and the Company believes its relations with its employees are good.

     GOVERNMENTAL REGULATION. The Company's business is subject to regulation by a variety of state and federal laws and regulations relating to, among other things, advertising, collection of state sales and use taxes and product safety. The Company's development activities are also affected by local zoning ordinances, building codes and other municipal laws as well as federal, state and municipal environmental and conservation laws. While the Company believes it is presently in material compliance with these regulations, in the event that it should be determined that the Company is not in compliance with all such laws and regulations, the Company could become subject to cease and desist orders, injunctive proceedings, civil fines and other penalties.

     ENVIRONMENTAL AND LEGAL PROCEEDINGS. The Company currently is not subject to any environmental litigation or administrative proceedings. The Company is not currently involved in any legal proceedings other than those arising in the ordinary course of business. The Company believes that its potential liability for environmental concerns can arise in one of two contexts: (i) liability could arise with respect to substances that are in, under or on land which the Company intends to acquire; or (ii) liability could arise in connection with how the Company intends to develop the land. With respect to a substance in, under or on land for which the Company could face environmental liability, the Company performs a Phase I environmental audit prior to acquiring the land. If the audit uncovers any environmental hazards on the land, the Company would not exercise the option unless the hazard could be corrected at a reasonable cost. With respect to liabilities in connection with a planned development, the Company ascertains the availability of federal and state permits necessary for building and development before it exercises the options. If a planned development is not permissible under environmental laws, the Company will not exercise the option.

ITEM 2.   PROPERTIES

     The following table summarizes the Company's inventory of homes sold, but not yet closed, the current lot inventory and lots available for future development as of September 30, 1997:

                                                                LOTS AVAILABLE
                          HOMES SOLD BUT      CURRENT LOT         FOR FUTURE
                          NOT CLOSED (1)     INVENTORY (2)     DEVELOPMENT (3)
 ILLINOIS  . . . . .          171                537                672

 MICHIGAN  . . . . .           49                284                216

 ARIZONA . . . . . .           37                218                277
                              ----             -----               -----
 TOTAL . . . . . . .          257              1,039               1165

-----------

(1) Represent homes subject to a purchase agreement which have not yet closed (sales backlog). Revenue is not recognized until the time of closing.

(2) Represents lots owned by the Company that are available for home construction which have not been sold. The Company typically constructs and sells one home on a lot.

(3) Represents undeveloped land that the Company either owns or controls through Acquisition Agreements. There can be no assurance that the Company will actually develop the number of lots set forth in this chart. In addition, as noted herein there can be no assurance that the Company will purchase the land controlled through Acquisition Agreements.

     As of December 31, 1997, the Company controlled, through Acquisition Agreements, eight parcels of land for future development of homes. The acquisition of any particular parcel is subject to numerous conditions such as receipt by the Company of satisfactory environmental reports, engineering studies, surveys, favorable zoning determinations and acceptable financing. Below is a summary of the principal terms and conditions of these agreements. There can be no assurance that the Company will complete the acquisitions on the terms and conditions set forth below, if at all.

     1. ANTIOCH: Contract to purchase 162 acres in Antioch, Illinois for approximately $3.7 million from an unaffiliated third party in three separate closings. The first closing occurred in 1996. The Company must complete the second closing no later than November 1998 with the final closing scheduled to close in 1999. The final two closings are contingent on the Company obtaining zoning and other governmental approvals to permit the development of 280 units.

     2. DARIEN: Contract to purchase 16 acres in Darien, Illinois for approximately $2.2 million from an unaffiliated third party. The Company must exercise its option to purchase the property by April 30, 1998. Purchase of the parcel is contingent on the Company obtaining zoning and other governmental approvals to permit the development of 67 units.

     3. CLARENDON HILLS: Contract to purchase 6.8 acres in Clarendon Hills, Illinois for approximately $650,000 from an unaffiliated third party. The Company must exercise its right to purchase no later than June 30, 1998. Purchase of the parcel is contingent on the Company obtaining zoning and other governmental approvals to permit the development of 50 units.

     4. BAYBERRY (GREENBROOKE): Contract to purchase ten acres in Wyoming, Michigan for approximately $230,000 from an affiliated third party. The Company must exercise its right to purchase no later than December 1998. Purchase of the parcel is contingent on the Company obtaining zoning and other governmental approvals to permit development of 52 units.

     5. FLAGG CREEK (INDIAN HEAD PARK, ILLINOIS): Contract to purchase 48 lots in Indian Head Park, Illinois, for approximately $1.0 million. Closing is to occur 60 days after certain conditions precedent, including final plat approval, have been satisfied, which is estimated to occur in March or April 1998.

     6. WOODSIDE GREEN, MICHIGAN: Contract to purchase 128 lots in Holland, Michigan, for a price of $480,000. Closing is anticipated to occur at various times through 2000.

     7. GREER RANCH: The Company has entered into a contract to purchase approximately 353 acres (for development of approximately 125 lots) in Maricopa County, Arizona, for approximately $3.6 million. Closing is anticipated to occur in March 1998.

     8. DESERT SPRINGS: The Company has entered into a contract to purchase 40 lots in Scottsdale, Arizona, for $3.0 million. Closing is scheduled for March 1, 1998.

ITEM 3.   LEGAL PROCEEDINGS

     The Company currently is not subject to any environmental litigation or administrative proceedings. The Company is not currently involved in any legal proceedings other than those arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NOT APPLICABLE


                                       PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          (a)  Not Applicable

          (b) On November 14, 1997, the Company's registration statement on Form S-1, File No. 333-33965, was declared effective, and the Company commenced the offering of 11% Mandatory Redemption Debentures due March 15, 2005 (the "Debentures").

          Miller & Schroeder Financial, Inc. served as the underwriter (the "Underwriter") of the offering which was conducted on a "best-efforts" basis. The Company registered an aggregate of 7,106 Debentures for sale at a maximum offering price of $1,000 per Debenture or $7,160,000 maximum aggregate offering price. This amount included a total of 1,015 Debentures issuable upon exercise by the Underwriter of an option to purchase such additional Debentures (the "Underwriter Option"). The Debentures were offered to the public at a price equal to $985 per Debenture. The Company sold all of the Debentures, including the Debentures covered by the Underwriter Option and completed the offering on December 22, 1997. The gross proceeds from the offering totaled $6,999,410.

          From the effective date of the registration statement, the Company incurred the following expenses in connection with the issuance and distribution of the Debentures:

                         DESCRIPTION                                  AMOUNT
                         -----------                                  ------
                                                                        ($)
               Underwriting Discounts and Commissions              489,958.70

               Management Fee to Underwriter                       139,988.20

               Non-accountable expense allowance to Underwriter     69,994.10

               Reimbursable expenses of Underwriter                120,000.00

               Registration and filing fees                          2,170.00

               Legal fees and expenses                             115,000.00

               Blue Sky fees and expenses

               (including counsel fees)                             33,582.63

               Printing and engraving expense                       60,000.00

               Accounting                                           70,000.00

               Miscellaneous expenses                               35,000.00
                                                              ---------------

               Total                                          $  1,135,693.63
                                                              ---------------
                                                              ---------------

     None of the expenses set forth above were paid, directly or indirectly, to the Company's directors or officers or to persons owing ten percent (10%) or more of any class of the Company's equity securities or to the affiliates of the Company nor, except as described above, were any such payments made directly or indirectly to others.

     The net offering proceeds realized by the Company after paying all of the expenses described above was $5,863,716.37. The net proceeds were utilized to repay indebtedness aggregating approximately $2.6 million and incurred in connection with land acquisitions with the remainder applied to reduce the Heller Line (defined below).

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of September 30, 1997 and 1996 and for each of the three years in the period ended September 30, 1997 has been derived from the Company's consolidated financial statements audited by Ernst & Young LLP, independent auditors, whose report with respect thereto is included elsewhere in this Report. The selected consolidated financial data as of September 30, 1994 and 1993 and for each of the two years ended September 30, 1994 and 1993 has been derived from audited financial statements. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Report.


                                       1997           1996           1995            1994           1993
                                                                   YEAR ENDED SEPTEMBER 30.
                                                                   ------------------------
                                                                    (DOLLARS IN THOUSANDS)
SELECTED STATEMENT OF
INCOME DATA:

Revenues                             $100,335       $ 65,117       $ 44,349       $ 32,886       $ 24,896

Cost of Sales                        $(95,373)      $(60,494)      $(40,067)      $(29,227)      $(19,674)
                                     --------       --------       --------       --------       --------

Gross Profit                         $  4,962       $  4,623       $  4,282       $  3,659       $  5,222

Operating Expenses                   $ (3,091)      $ (2,838)      $ (2,770)      $ (2,490)      $ (2,607)
                                     --------       --------       --------       --------       --------

Income before Investors'
Share of Income in
Majority Owned Land
Development and Housing              $  1,871       $  1,785       $  1,512       $  1,169       $  2,615
Partnerships

Investors' Share of Income
in Majority Owned Land
Development and Housing
Partnerships                         $   (698)      $   (735)      $    (70)          --             --
                                     --------       --------       --------       --------       --------

Income before Income
Taxes                                $  1,173       $  1,050       $  1,442       $  1,169       $  2,615

Income Taxes                         $   (454)      $   (401)      $   (577)      $   (468)      $ (1,046)
                                     --------       --------       --------       --------       --------

Net Income                           $    719       $    649       $    865       $    701       $  1,569
                                     --------       --------       --------       --------       --------
                                     --------       --------       --------       --------       --------

Other Data:

Number of Homes and
Lots Closed                               586            378            267            174            110

Average Selling Price Per
Home                                 $    174       $    171       $    163       $    185       $    224



                                                               AS OF SEPTEMBER 30,
                                                              ---------------------
                                                             (DOLLARS IN THOUSANDS)
SELECTED BALANCE SHEET DATA:           1997           1996           1995           1994           1993
                                     --------       --------       --------       --------       --------
Inventories                          $ 71,233       $ 54,588       $ 28,796       $ 21,143       $ 12,506

Total Assets                         $ 85,111       $ 69,931       $ 34,365       $ 26,779       $ 21,216

Total Liabilities                    $ 73,889       $ 58,699       $ 22,909       $ 18,825       $ 13,718

Investors' Equity in
Majority Owned
Projects (1)                         $  1,435       $  2,164       $  3,037       $    400            --


(1) Represents the equity of investors in projects, a majority of which interests are owned by the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following analysis of the Company's consolidated financial condition and results of operations as of September 30, 1997 and 1996 and for the years ended September 30, 1997, 1996, and 1995 should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and other information included elsewhere in this Report.

GENERAL

     The Company generates revenue from the interrelated activities of land acquisition, development and homebuilding. The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction, except where the home is being constructed on a speculative basis or to be used as a model home. As of September 30, 1997, the Company had 352 homes built or under construction, 257 of which were under contract for sale. The number of homes under construction prior to execution of sales contracts tends to vary by season reflecting the fact that weather conditions in the Chicago and western Michigan markets necessitate starting foundation construction in the fall and early winter months prior to executing purchase agreements to ensure available inventory for winter sales and spring closings. The Company does not recognize a sale for accounting purposes until the sale of a home or lot is closed. The time period from execution of a purchase agreement to the closing of the sale of a home generally ranges from six to nine months.

RESULTS OF OPERATIONS

     YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995. Revenue from housing and land sales for the fiscal years ended September 30, 1997, 1996 and 1995 was approximately $100.2 million, $64.7 million and $43.4 million, respectively. Total revenues were approximately $100.3 million, $65.1 million and $44.3 million, respectively, when adding in revenue from the Company's share of net income from a minority-owned land development housing partnership, as well as management fees. The total number of homes sold and closed for the fiscal year ended September 30, 1997, 1996 and 1995 was 531 homes, 378 homes and 267 homes, respectively. The Company believes that the increases in the volume of homes closed when comparing 1996 to 1995 and 1997 to 1996 was due in part by increases in demand for new residential housing resulting from decreases in long-term mortgage interest rates. The average selling price of a home closed in fiscal year 1997 increased from $171,000 for fiscal year 1996 to $174,000 in 1997. Also, the average selling price of a home closed in fiscal year 1996 increased from $163,000 in fiscal year 1995 to $171,000 in fiscal year 1996. The Company believes that the increase in the average selling price for a home closed during fiscal year 1997 compared to fiscal year 1996 and fiscal year 1996 compared to 1995 resulted from changes in the mix of homes closed during those years (higher priced homes).

     As a percentage of housing and land sales revenue, housing costs were 86.4% for fiscal year 1997, 83.0% for fiscal year 1996 and 83.6% for fiscal year 1995. The Company believes that the increase in housing costs of 3.9% in fiscal year 1997 compared to fiscal year 1996 was attributable to increases in material costs which could not be passed on to home buyers and two bulk sales of land at prices lower than typical which, therefore, resulted in lower margins. The decrease in housing costs of .6% in fiscal year 1996 compared to fiscal year 1995 was a result of the type of homes built and closed between those fiscal years. Net income was $718,603 in 1997 compared to $648,627 in 1996 and $864,939 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at September 30, 1997 and September 30, 1996 was approximately $1.1 million in each year. The Company typically finances the acquisition of land parcels and the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) by drawing on various acquisition and development lines of credit (the "A&D Lines"), including a $25 million line of credit from Residential Funding Corp. which can be used solely to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line II"). Under the agreements governing the A&D Lines, the Company may generally draw up to 75-80% of the value of the land and improvements (based on an as-built appraisal) to fund acquisition and development costs. Based on the outstanding balance of the A&D Lines at the end of each month, an interest charge is either paid by the Company if the particular loan does not have an interest reserve or is funded through an additional draw on the loan. As of September 30, 1997 and September 30, 1996, the Company had total indebtedness of approximately $19.3 million and $22.1 million, respectively, outstanding on its A&D Lines, including $10.7 million and $4.0 million, respectively, on the Residential Line II.

     Once construction of a home commences, the Company is able to draw on two lines of credit, a $25 million facility with Heller Financial (the "Heller Line") and a second line in the amount of $25 million from Residential Funding Corp. (the "Residential Line I," collectively with the "Residential Line II," the "Residential Lines") to finance the costs associated with constructing a home and preparing a lot for delivery and the home for sale to the end purchaser. As noted herein, the Company typically does not commence construction of a home until a buyer executes a purchase contract. As of September 30, 1997 and September 30, 1996, the Company had total indebtedness of approximately $29.6 million and $16.5 million, respectively, outstanding on these two lines and had incurred interest charges of approximately $2.4 million and $1.7 million associated with these lines, all of which were funded by additional draws allowable on these lines.

     The amount of indebtedness incurred with respect to any particular project is based on the purchase price of the land, the estimated costs of infrastructure activities and the costs of constructing and selling homes on the land. These estimated costs are based on, among other things, demand for housing in the Company's market areas which the Company then factors into its analysis of the number of homes that it believes may be constructed and the rate at which these homes may be sold to end-purchasers. However, from time to time the Company will sell improved lots without constructing a home thereon.

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the relevant A&D Line as well as the Heller Line or Residential Line I, as the case may be. Thus, the amount of indebtedness outstanding on these lines fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the fiscal years ended September 30, 1997 and 1996, the Company made principal reductions of approximately $68.8 million and $59.8 million, respectively, on these lines. As of February 2, 1998, the Company had approximately $2.1 million available for borrowing under its credit facilities. Draws on the Heller Line bear interest at a variable rate equal to the General Electric Capital Corporation Composite Commercial Paper Rate plus 3.75% per annum (9.53% as of February 2, 1998). Draws on the Heller Line which are outstanding on May 31, 1998 automatically convert to a term loan maturing on May 31, 1999. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.75% as of February 2, 1998). The Residential Lines each mature on March 14, 2001.

     From time to time, the Company also incurs indebtedness secured by specific projects for specific acquisition and development activities. As of September 30, 1997, the Company had approximately $8.6 million of this indebtedness outstanding, all of which was secured by certain of the Company's assets. This indebtedness generally matures between 1997 and 2000 and bears interest at a rate of approximately 9.75% per annum as of September 30, 1997.

     Finally, the Company also generates additional working capital by: (i) selling, and then leasing back, certain of its model homes to Model Homes, L.L.C. ("Model Homes"), a company controlled by family members of certain of the Company's directors and shareholders; or (ii) by entering into other transactions with affiliates of the Company. See "Certain Relationships and Related Transactions." Under the arrangement with Model Homes, the Company sells the model home at a price equal to the appraised value of the completed home and then leases the completed home from Model Homes. As part of the sale, Model Homes typically assumes indebtedness secured by the particular model home. The net proceeds after debt assumption, typically 25% of the purchase price, are paid to the Company in cash (15%) and an interest bearing demand note. See "Certain Relationships and Related Transactions." The Company received a $565,375 note from Model Homes in respect of these sales, of which $492,379 was outstanding at September 30, 1997. This demand note bears interest at a rate of 10% per annum. The Company believes this arrangement allows it to increase its available capital by reducing the amount of capital committed to model homes which are typically the last homes sold at the Company's developments.

     In addition to the Model Homes transaction, during the fiscal year ended September 30, 1997, the Company entered into three other transactions with affiliates. On September 30, 1997, the Company sold undeveloped property located in Lake County, Illinois to United Round Lake Land and Development, L.L.C. ("Round Lake LLC") for approximately $7,217,000, including the assumption of approximately $4,840,000 of indebtedness owed to a third party by the Company and assumed by Round Lake LLC. See "Certain Relationships and Related Transactions." The remaining portion of the purchase price is evidenced by a demand note from Round Lake LLC of approximately $2.3 million. The demand note bears interest at a rate of 10% per annum. On September 22, 1997, the Company assigned its rights to acquire a property commonly known as the "Mirage Property" to the Mirage L.L.C., for approximately $1,032,000. The full amount of the purchase price was evidenced by a demand note from Mirage L.L.C. to the Company. See "Certain Relationships and Related Transactions." The demand note bears interest at a rate equal to 10% per annum. In February 1997, Greenbrooke Associates Ltd., in which Edward Havlik and Virgil Owings each own a 16 2/3 interest, loaned the Company $240,259. The obligation is evidenced by a demand note which bears interest at the prime rate (8.5% as of September 30, 1997).

     The Company believes that the capital available under the lines of credit described above, project specific indebtedness and cashflow from the sale of model homes, internally generated funds and the proceeds from the offering of Debentures described herein, will be sufficient to meet the Company's reasonably anticipated needs for working capital and liquidity for the foreseeable future. If these amounts prove insufficient, however, the Company would likely have to raise additional capital (debt or equity or both) from third parties. There can be no assurance that additional capital, either in the form of equity or debt, will be available on terms and conditions acceptable to the Company, if at all.

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company's operating activities utilized cash in the fiscal years ended September 30, 1997 and 1996 of approximately $2.7 million and $29.6 million, respectively. The Company utilized cash flow generated during the fiscal year ended September 30, 1997 to increase the Company's housing inventories (approximately $16.6 million) and offset by an increase in the Company's accounts payable (approximately $9.7 million) and a decrease of $5.9 million for land held for future development. Similarly, for the fiscal year ended September 30, 1996, the Company utilized approximately $29.6 million in cash from operating activities to increase the Company's inventory of housing (approximately $26 million) and to increase land held for future development (approximately $8.0 million) offset by an increase in the Company's accounts payable (approximately $4.0 million). The increase in the Company's accounts payable reflects an increase in amounts owed to vendors and other subcontractors reflecting an increase in the number of homes being constructed by the Company.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. The Company's financing activities provided the bulk of the Company's cashflow in the fiscal years ended September 30, 1997 and 1996. During the fiscal year ended September 30, 1997, net cash provided by financing activities was approximately $2.8 million comprised almost entirely of proceeds from development loans and other notes payable of approximately $120.0 million offset by repayments on development loans and other notes payable of approximately $115.8 million. For the fiscal year ended September 30, 1996, financing activities provided the Company with net cash of approximately $29.0 million comprised almost entirely of the proceeds from development loans and other notes payable of approximately $99.5 million offset by repayments on development loans and other notes payable of approximately $68.8 million. The increase in borrowing activity in each time period reflects increases in the amount of funds necessary to finance the Company's construction and development activities as reflected by increases in the number of homes constructed and sold by the Company in each period when compared to the prior comparable period. These borrowings are typically repaid from the proceeds of housing or lot sales and then reborrowed by the Company to fund construction costs. Thus, borrowings on the Company's lines of credit (described above) fluctuate significantly based on the level of the Company's activities.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by or used for investing activities was not significant for the fiscal years ended September 30, 1997 or 1996.

     INFLATION AND SEASONALITY. Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to increase the price of its housing products to cover these costs. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates in early 1995 and then again from mid-year 1995 through 1997. If rates increase, potential customers may be discouraged from purchasing a home due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed and sold year-round, particularly in the Phoenix Area.

     YEAR 2000. In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations. The Company cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time, but does not anticipate that the effect of this computer program flaw on the operations of the Company will be significant.

However, the Company may be required to spend time and monetary resources addressing any necessary computer program changes.

     SUBSEQUENT EVENTS. As described above, on December 22, 1997 the Company completed the sale of approximately $7.0 million of Debentures. The Company realized net proceeds of approximately $5.9 million. The net proceeds were utilized first to repay indebtedness aggregating approximately $2.6 million and second to repay draws on the Heller Line. For additional information about the offering, see item (b) of "Market for the Registrant's Common Equity and Related Stockholder Matters" above.

FACTORS AFFECTING THE COMPANY'S BUSINESS PLAN

     SUBSTANTIAL LEVERAGE, RELIANCE ON FINANCING AND NO ASSURANCE OF AVAILABILITY OF CREDIT. The land development and homebuilding business is capital intensive. The Company typically finances the acquisition of land parcels and the costs associated with development of the parcels (such as entitlement activities and construction of streets and sewers) by drawing on its A&D Lines (as defined herein), including the Residential Line II which can be used solely to fund acquisition and development activity such as sewer and roadway construction. Under the agreements governing the A&D Lines, the Company may generally draw up to 75-80% of the value of the land and improvements (based on an as-built appraisal) to fund acquisition and development costs. Based on the outstanding balance of the A&D Lines at the end of each month, an interest charge is either paid by the Company if the particular loan does not have an interest reserve or is funded through an additional draw on the loan. As of September 30, 1997, the Company had total indebtedness of approximately $19.3 million outstanding on its A&D Lines, including $10.7 million, on the Residential Line II. Once construction of a home commences, the Company is able to draw on the Heller Line and the Residential Line I to finance the costs associated with constructing a home and preparing a lot for delivery and the home for sale to the end purchaser. As of September 30, 1997, the Company had total indebtedness of approximately $29.6 million outstanding on these two lines.

     The amount of indebtedness incurred with respect to any particular project is based on the purchase price of the land and the costs of constructing and selling homes on the land. These estimates are based on, among other things, demand for housing in the Company's market areas which the Company then factors into its analysis of the number of homes that it believes may be constructed and the rate in which these homes may be sold to end-purchasers. However, from time to time the Company will sell improved lots without constructing a home thereon. There can be no assurance that the Company's estimate of the demand for housing in the market area or more particularly the rate at which these houses can be sold will prove correct. Differences in projected and actual demand may cause the Company to incur additional holding costs associated with land which is being improved for the construction of homes.

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce indebtedness under the relevant A&D Line as well as the Heller Line or Residential Line I as the case may be. Thus, the amount of indebtedness outstanding on these lines fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the fiscal year ended September 30, 1997, the Company made principal reductions of approximately $68.8 million on these lines. As of September 30, 1997, the Company had approximately $4.7 million available for borrowing under all of its credit facilities.

     As of September 30, 1997, the Company had a total of $73.9 million of outstanding liabilities, including $52.4 million of secured indebtedness. Although the Company believes that internally generated funds, the net proceeds from the sale of the Debentures and the Company's available borrowings under its credit facilities will be sufficient to meet its reasonably anticipated needs for working capital and fixed charges including debt service on the Debentures for the foreseeable future, there can be no assurance that these sources will be sufficient. The Company's ability to meet its debt service obligations is dependent upon the future performance of the Company, which, in turn, is subject to general economic conditions as to financial, competitive, business and other factors, including factors beyond the Company's control. The level of the Company's leverage could restrict its flexibility in responding to changing business and economic conditions. If the Company is at any time unable to generate sufficient cash flow from operations or borrow under its existing credit facilities to service its debt, it may be required to seek refinancing for all or a portion of that debt or to obtain additional financing. There can be no assurance that additional financing, either in the form of equity or debt, will be available on terms and conditions acceptable to the Company, if at all.

     INTEREST RATES; MORTGAGE FINANCING. In general, the demand for housing is influenced in large part by the availability of mortgage financing and the ability of prospective purchasers to finance home purchases since virtually all purchasers of the Company's homes finance their acquisitions through third-party lenders. Increases in interest rates generally reduce the demand for, and affordability of, mortgage financing and therefore the demand for the Company's homes. Increases in interest rates would have a material adverse affect on the Company's results of operations and financial condition.

     CYCLICAL ECONOMIC CONDITIONS. The homebuilding industry is cyclical in nature and is significantly affected by changes in national and local economic and other conditions, such as employment levels, availability of financing, interest rates, consumer confidence and housing demand. Sales of new homes are also affected by market conditions for resale homes and rental properties. Certain of the markets in which the Company operates have at times in the past experienced significant declines in housing demand and there can no assurance that these declines will not occur in the future. Homebuilders such as the Company also incur substantial risk due to the fluctuating market value of land, building lots, and housing inventories. Additionally, the carrying cost of the Company's inventory can be significant and can result in losses in poorly performing projects or markets. Homebuilders are also subject to various other risks which may cause fluctuations in operating results such as competitive over building, shortage of desirable land with municipal services, availability and cost of materials and labor, construction delays, cost overruns, weather conditions, government regulation, availability of adequate financing, changes in mortgage interest rates and real estate taxes as well as other governmental fees.

     FLUCTUATIONS IN OPERATING RESULTS/IMPACT ON FUTURE OPERATIONS. The Company's operating results fluctuate from time to time based on factors not entirely within the Company's control. These factors include, among others:
(i) the timing of home closings and land sales; (ii) the Company's ability to acquire additional land or options thereon on acceptable terms; (iii) the condition of the real estate market and the general economy in the Company's markets as well as other markets into which the Company may expand; (iv) the cyclical nature of the home building industry and changes in prevailing interest rates and availability of mortgage financing; and (v) cost of material and labor and delays in construction schedules. The Company's gross margins also are affected by the location and type of lot, as well as the design of the particular home sold. Negative fluctuations in operating results may have an adverse effect on the Company's future results and financial condition. As noted above, the Company utilizes the net proceeds from home sales to repay indebtedness on its lines of credit. Amounts repaid on these lines are then available to be "reborrowed" to fund future acquisition, development and construction activities. A slowing or reduction in home sales from those projected or anticipated by the Company would have an adverse impact on the Company's ability to fund future activities since it would have less capital in the form of additional borrowing capacity available to finance acquisition, development and construction activity.

     RESTRICTIONS IMPOSED BY TERMS OF INDENTURE. The Indenture entered into between the Company and the trustee for the holders of the Debentures restricts United and the Subsidiaries from, among other things, incurring additional indebtedness, paying excessive dividends or making certain other restricted payments or investments to the Parent, consummating certain asset sales, entering into certain transactions with affiliates, incurring liens, or merging or consolidating with any other person or selling, assigning, transferring, conveying or otherwise disposing of all of substantially all of their respective assets. The Indenture also imposes limitations on United's ability to restrict the ability of its Subsidiaries to pay dividends or make certain payments to United or any of the Subsidiaries and requires United to maintain specified financial ratios and satisfy certain financial tests. United's ability to meet these ratios and tests may be affected by events beyond its control, and there can be no assurance that the United will meet these tests. The Indenture does not, however, prohibit United from entering new markets.

     NEED TO ACQUIRE LAND FOR FUTURE DEVELOPMENT. The Company's ability to generate revenues in the future depends, in part, on its ability to acquire or otherwise control an inventory of undeveloped land while efficiently deploying its available capital. Although the Company attempts to minimize the amount of capital invested in land parcels, the Company's inventory of land may, from time to time, exceed the demand for the Company's products thus limiting the capital available for additional land acquisition. In pursuing its development activities, the Company may invest significant amounts of capital to acquire and maintain control of undeveloped land as well as to apply for regulatory approvals prior to determining whether the Company will actually develop the land. There can be no assurance that such land will be developed on acceptable terms and conditions, if at all, or that the Company will have adequate capital to compete with third parties in acquiring land.

     EXTENSIVE REGULATIONS AND ENVIRONMENTAL FACTORS. The homebuilding industry in general, and the Company in particular, is subject to extensive and complex laws and regulations which cover, among other things, zoning and density requirements, design and building permits, building materials, environmental and health issues, advertising and consumer credit, development, homebuilding and sales activities. These laws and regulations impact the time required to obtain approvals necessary to begin home construction and can adversely impact the time between the initial control of land, commencement of development and completion of construction. The Company is also subject to a variety of environmental laws and regulations which can affect its business and its homebuilding projects. The particular environmental laws and regulations which apply to any given homebuilding site vary greatly depending on the site's location, environmental condition, present and former uses of the site as well as adjoining properties. These laws and regulations may result in additional delays, may cause the Company to incur substantial compliance and other costs, and may prohibit or severely restrict homebuilding activity in certain environmentally sensitive areas.

     In addition, the Company is subject to laws and regulations governing the type of materials used in constructing its homes and imposing liability on the Company for personal injury and worker's compensation claims. Although the Company maintains insurance against the liability for personal injury and worker's compensation claims, there can be no assurance that this coverage will be adequate.

     RELIANCE ON SUBCONTRACTORS. With the exception of field supervisors, the Company does not employ its own development or construction personnel. Instead, the Company depends on subcontractors and other independent contractors to complete its land development and home construction activities. There can be no assurances that the Company will continue to be able to contract for the services of subcontractors necessary to complete such land development and construction on reasonable terms, if at all.

     RELIANCE ON KEY PERSONNEL. The Company relies upon certain key management employees, including United's Chairman, Virgil W. Owings, and President,
Edward F. Havlik. The loss of either individual's services could have a material adverse effect on the Company's results of operations and financial condition. The Company believes that its future success will depend on its ability to retain key members of management and to attract experienced management in the future. There can be no assurance that it will be able to do so. The Company does not carry, and will not likely obtain any key man life insurance on these individuals nor has it entered into contracts with any of these individuals.

     COMPETITION. The homebuilding industry is highly competitive and fragmented. Homebuilders compete for desirable properties, financing, raw materials and skilled labor. The Company competes for residential sales with other homebuilders, individual resales of existing homes, available rental housing and, to a lesser extent, resales of condominiums. The Company's competitors include a number of large national and regional homebuilding companies (Chicago and Phoenix markets) and small local homebuilding companies (in all of the Company's markets), some of which may have greater financial resources, easier access to capital markets or lower costs than the Company.

     CONFLICTS OF INTEREST. From time to time the Company may enter into transactions with affiliates including the Parent or its shareholders as well as the Company's officers and directors. There can be no assurance that these transactions will be on terms and conditions similar to those that may be available with a third party. Such transactions with affiliates may have an unfavorable impact on the Company's results of operation and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading currencies or in any hedging activities.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     SEE THE INFORMATION SET FORTH ON PAGES F-1 THROUGH F-17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

     The current executive officers, directors and managers of United are as follows:

NAME                     AGE       TITLE
----                     ---       -----
Virgil W. Owings         64        Chairman of the Board
Edward F. Havlik         53        President and Director
Laurie H. Bulson         30        Vice President and Director
Timothy S. Owings        37        Vice President and Director
William J. Crock, Jr.    50        Executive Vice President, Chief Financial
                                   Officer, Secretary/Treasurer
David L. Feltman         37        Vice President/General Counsel

     VIRGIL OWINGS, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Owings has served as the Chief Executive Officer of the Parent since 1982 and as United's Chairman of the Board since its inception in 1994. Prior thereto, Mr. Owings was Chief Financial Officer of Urban Investment Company. He holds a B.S. degree from the University of Missouri and an MBA from the University of Chicago and is a C.P.A. Mr. Owings is the father of Timothy Owings.

     EDWARD F. HAVLIK, PRESIDENT AND DIRECTOR. Mr. Havlik has served as the Chairman of the Board of the Parent since 1982 and as United's President since its inception in 1994. Mr. Havlik has more than twenty-three years of experience building and developing homes with an emphasis on marketing, forward planning and negotiations. Mr. Havlik holds a B.A. in marketing from Northern Michigan University and an honorary Doctor of Letters from Jordan College and is President of the Illinois Homebuilders Association. Mr. Havlik is the father of Laurie Bulson.

     LAURIE H. BULSON, VICE PRESIDENT AND DIRECTOR. Ms. Bulson has been employed by the Company or its Parent since 1988. In addition to her current responsibilities, she has also served as Director of Sales and Marketing for United Homes Michigan, Inc. and Vice President of Marketing of United Homes of Illinois, Inc. Ms. Bulson has a B.S. degree in Business and Marketing from Indiana University. Ms. Bulson is the daughter of Mr. Havlik.

     TIMOTHY S. OWINGS, VICE PRESIDENT AND DIRECTOR, PRESIDENT UNITED HOMES, INC., AN ARIZONA CORPORATION. Mr. Owings has been employed by the Company or its Parent since 1984. Prior thereto, he was Director of Research for Home Data Corporation, Chicago. Mr. Owings is President of United Homes, Inc., an Arizona corporation and has a degree in Business Administration/Marketing from Western Illinois University and is a licensed Real Estate Broker in Arizona. Mr. Owings is the son of Virgil Owings.

     WILLIAM J. CROCK, JR., EXECUTIVE VICE PRESIDENT/CHIEF FINANCIAL OFFICER. Mr. Crock has served as Chief Financial Officer of United and its Parent since 1990. Prior thereto, he was Chief Lending Officer of Skokie Federal Savings and Loan from 1986 to 1990, Vice President of Finance for Joseph Freed & Associates from 1983 to 1986 and an audit manager for Touche Ross & Company from 1969 to 1983. Mr. Crock has a B.S. from Bradley University, Peoria, Illinois and is a C.P.A.

     DAVID L. FELTMAN, VICE PRESIDENT/GENERAL COUNSEL. Mr. Feltman joined United in 1996. From 1988 to 1989 Mr. Feltman was associated with, and from 1990 to 1995 a partner with, Shefsky & Froelich

Ltd. practicing in the Real Estate Department. In 1981 he received a B.S. in Accounting, and in 1984 he received a J.D. degree, both from the University of Illinois. Mr. Feltman is also a C.P.A.

     BRUCE C. BROWN, PRESIDENT, UNITED HOMES OF MICHIGAN, INC. Mr. Brown has been with United Homes of Michigan, Inc. since 1986. Prior to that he was President and Chief Executive Officer of Square Real Estate, Inc. in Grand Rapids. Mr. Brown has served as City Manager, Kalamazoo, Michigan and Director of Planning/Economic Development, Indianapolis, Indiana. Mr. Brown holds B.S. and M.B.A. degrees from Michigan State University and is a licensed real estate broker in the State of Michigan.

     The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth information with respect to those persons who: (i) served as the chief executive officer of United during the fiscal year ended September 30, 1997; and (ii) were the most highly compensated executive officers of United at September 30, 1997, whose total annual salary and bonus exceeded $100,000 for the year.


                                                                                                 LONG-TERM COMPENSATION
                                                                                         ------------------------------------
                                            ANNUAL COMPENSATION                             AWARDS                   PAYOUTS
                                           --------------------                          ----------                 ----------
  NAME AND PRINCIPAL     YEAR    SALARY ($)  BONUS ($)    OTHER ANNUAL    RESTRICTED     SECURITIES      LTIP         ALL OTHER
       POSITION                                           COMPENSATION      STOCK        UNDERLYING     PAYOUTS    COMPENSATION(1)
                                                              ($)           AWARDS      OPTIONS/SARS      ($)            ($)
                                                                                            (#)
          (a)             (b)        (c)        (d)           (e)            (f)            (g)           (h)            (i)
 Virgil W. Owings        1997        325,000      -            -              -              -             -               9,102
 Chairman                1996        325,000      -            -              -              -             -              11,450
                         1995        325,000      -            -              -              -             -              15,609

                         1997        368,750      -            -              -              -             -               9,102
 Edward F. Havlik        1996        325,000      -            -              -              -             -              11,450
 President               1995        325,000      -            -              -              -             -              15,609


 Neville Alperstein       1997        146,616     -             -             -              -             -              -
 President of             1996         -          -             -             -              -             -              -
 United                   1995         -          -             -             -              -             -              -
 Homes of Illinois,
 Inc. (2)


 William J. Crock,       1997        125,000     -             -              -              -             -               3,577
 Jr. Executive Vice      1996        125,000     -             -              -              -             -               9,535
 President               1995        117,000     -             -              -              -             -              10,432


 David L. Feltman        1997        125,000     -             -              -              -             -              -
 Vice President,         1996         -          -             -              -              -             -              -
 General Counsel         1995         -          -             -              -              -             -              -

 Bruce C. Brown          1997        120,000     -             -              -              -             -               3,759
 President               1996        120,000     -             -              -              -             -               9,125
 United Homes of         1995        120,000     -             -              -              -             -              12,106
 Michigan, Inc.


 Timothy S.              1997        100,000     -             -              -              -             -               3,132
 Owings                  1996        100,000     -             -              -              -             -               7,643
 Vice President          1995        100,000     -             -              -              -             -               5,300


(1) Reflects the value of shares in the Parent issued to the individual under Parent's Employee Stock Ownership Plan ("ESOP"). The ESOP was terminated effective March 30, 1997. Awards under the ESOP were based on the individual's length of service with the Company and his or her compensation level.

(2) Mr. Alperstein resigned his position in January 1998 to pursue other opportunities.

     United has recently established a bonus plan which enables all employees of United to receive up to twenty-five percent (25%) of their annual base salary plus an additional one quarter of one percent (.25%) for each year that the individual has been employed by United if the Company achieves its budget for that particular year. In particular, at the beginning of each fiscal year, the Company's managers develop budgets for their respective operations. These budgets are then approved by the Company's board of directors. If the Company is successful in meeting or exceeding the budget, then the various employees are eligible for bonuses. The determination of bonus payments is made in the December following the end of the previous fiscal year following receipt and review by the board of the Company's audited financial statements for the prior year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     United is a wholly-owned subsidiary of the Parent, which owns 100% of the issued and outstanding common stock of United. Control of United is directed by the shareholders of the Parent. The following table sets forth certain information regarding the ownership of the Parent's common stock as of February 2, 1998 by each person who is known to beneficially own more than 5% of the Parent's common stock, by each of the Directors and executive officers of United, and by all Directors and executive officers of United as a group.


                                             NUMBER OF SHARES     PERCENT OF CLASS
NAMES AND ADDRESS OF BENEFICIAL OWNER(1)     BENEFICIALLY OWNED   OUTSTANDING
----------------------------------------    -------------------   ----------------
Edward F. Havlik (2)
2100 Gold Road
Suite 110
Rolling Meadows, IL  60008                       37,070               37.1%

Virgil Owings (3)
3260 North Hayden
Suite 102
Scottsdale, AZ  85251                            37,070               37.1%

Timothy S. Owings (4)
3260 North Hayden
Suite 102
Scottsdale, AZ  85251                               692                   *

Laurie Bulson (5)
2100 Golf Road
Suite 110
Rolling Meadows, IL  60008                          553                   *

Bruce C. Brown (7)
4525 Broadmoor
Grand Rapids, MI  49512                             988                   *

William J. Crock, Jr. (6)
2100 Golf Road
Suite 110
Rolling Meadows, IL  60008                          777                   *

David L. Feltman
2100 Golf Road
Suite 110
Rolling Meadows, IL  60008                           --                  --

Officers and Directors of United
  as a Group (Six Persons)                       77,150              77.15%


----------------------------------
*    Less than 1% of issued and outstanding shares.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to securities. Shares of common stock which a person has the right to acquire within 60 days of February 2, 1998, are deemed outstanding for computing the percentage of the person possessing such right but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, the Company believes that each person named or included in the table has sole voting and investment power with respect to the shares of common stock set forth opposite his or her name.

(2) Mr. Havlik owns his interest in United through his interest in the Parent. Mr. Havlik owns 17,500 shares and the Nancy Havlik Trust owns 17,500 shares and 2,070 shares of common stock held by the Plan.

(3) Mr. Owings owns his interest in United through his interest in the Parent. Includes 17,500 shares of common stock held in a trust of which Ruth Goodwin (Mr. Owings daughter), Timothy Owings and Todd Owings serve as trustee and of which Mr. Owings has disclaimed beneficial ownership; 17,500 shares of common stock held by the Barbara M. Owings Irrevocable Trust (the "Owings Family Trust"); and 2,070 shares of common stock held by the Plan.

(4) Mr. Timothy Owings owns his interests in United through his interest in the Parent. Mr. Owings does not directly own any shares of the Parent's common stock. He indirectly owns 692 shares held for Mr. Owings' benefit by the Plan and has a 33% interest in the Owings Family Trust which for these purposes are fully attributable to Mr. Virgil Owings.

(5) Ms. Bulson owns her interest in United through her interest in the Parent. Ms. Bulson does not directly own any shares of the Parent's common stock. She indirectly owns 553 shares held for Ms. Bulson's benefit by the Plan.

(6) Mr. Crock owns his interest in United through his interest in the Parent. Mr. Crock does not directly own any shares of the Parent's common stock. He indirectly owns 777 shares held for Mr. Crock's benefit by the Plan.

(7) Mr. Brown owns his interest in United through his interest in the Parent. Mr. Brown does not directly own any shares of the Parent's common stock. He indirectly owns 988 shares held for Mr. Brown's benefit by the Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     The Company and Nancy I. Havlik ("N. Havlik"), wife of United's president, are each limited partners with 24.5% interests in United Development Bristolwood Limited Partnership ("Bristolwood"). The general partner of Bristolwood, which has a 1% interest, is owned 50% by Edward Havlik, the president of the Company, and 50% by a third party not affiliated with the Company. Bristolwood sold to United 48 lots for $22,000 per lot and 142 lots for $28,000 per lot, of which $168,000 remains unpaid. The purchase price under the agreement was based on the parties agreement on fair market value for the lots. Neither party relied on third party appraisals.

     The Owings Family Trust and the Nancy I. Havlik Trust ("Havlik Trust"), each an affiliate of a director of the Company, each pledged a $300,000 letter of credit as security for a loan obtained by the Company in September of 1996. United in turn executed a $300,000 promissory note in favor of each of the Owings Trust and the Havlik Trust, which notes bear interest at the rate of 1% per month. No principal becomes due unless the lender draws on the letters of credit. There have been no draws to date.

     During fiscal year 1995, the Company sold four (4) model homes for an aggregate price of $650,000 to an affiliate of Messrs. Havlik and Owings. The sale and subsequent purchase was based on the fair market value of the homes as determined by comparable home costs. The Company repurchased the model homes for an aggregate price of $600,000 in fiscal year 1996.

     The Company sells certain of its model homes to Model Homes, L.L.C., an Illinois limited liability company which has as its members two corporations controlled by the Havlik and Owings families. On March 30, 1997, Model Homes, L.L.C., purchased twenty-two model homes valued at $4,661,500 from the

Company. The sale resulted in a deferred gain to the Company of approximately $754,000. The purchase price in this and similar transactions was the "appraised value" of the model homes. The "appraised value" is determined based on selling prices for comparable homes in the development. In this and other similar transactions, the purchase price was paid by (a) assumption of debt secured by the model home in the amount of approximately 75% of its appraisal value,
(b) cash (approximately 15% of appraised value), and (c) a demand promissory note (approximately 10% of the appraised value) which bears interest at 10% per annum. All model homes sold to Model Homes, L.L.C., including the twenty-two homes sold in this transaction, are then leased back to the Company pursuant to a month to month triple net lease including payments of base rent equal to satisfaction of the assumed debt service and a return of 15% on the cash paid at acquisition. The Company believes that these transactions are completed on terms substantially similar, or more favorable to the Company, than would be available through independent model home purchasers.

     On September 30, 1997, the Company sold undeveloped property located in Lake County, Illinois, to United Round Lake Land Development, L.L.C. ("Round Lake LLC") for approximately $7,217,000, including the assumption of approximately $4,840,000 of indebtedness owed to a third party by the Company and assumed by the Round Lake LLC. The remaining portion of the purchase price is evidenced by a demand note from the Round Lake LLC to the Company in the aggregate principal amount of approximately $2.3 million. Round Lake LLC's sole members are the Havlik Trust, which owns a 50% interest in Round Lake LLC, and the Owings Trust, which owns the remaining 50% interest. The demand note bears interest at a rate equal to 10% per annum. The Company also entered into a development and marketing agreement with Round Lake LLC to develop and market the property. Under this agreement, the Company is reimbursed for its costs incurred in connection with developing and marketing the property and receives a commission equal to 3% on the sale of any lot on the parcel to an unaffiliated third party.

     On September 22, 1997, the Company assigned its rights to acquire a property commonly known as the "Mirage Property" located in Joliet, Illinois to the Mirage L.L.C., the members of which are the Havlik Trust, with a 50% interest, and the Owings Trust, which owns the remaining 50% interest for approximately $1,032,000. The full amount of the purchase price was evidenced by a demand note from Mirage L.L.C. to the Company. The demand note bears interest at a rate equal to 10% per annum. The Company has also entered into a development and marketing agreement with Mirage L.L.C. to develop and market the property. Under this agreement, the Company is reimbursed for its costs incurred in connection with developing and marketing the property and receives a commission equal to 3% on the sale of any lot to an unaffiliated third party on the parcel. As of September 30, 1997, the outstanding balance on the demand note is approximately $1,032,000.

     On May 1, 1994, the Parent executed a Real Estate Purchase Agreement with Greenbrooke Associates, Ltd. ("Greenbrooke"), a Michigan corporation. Edward Havlik and Virgil Owings each own 16 2 3% of Greenbrooke. The Purchase Agreement was for the sale of 142 unimproved single family lot sites from Greenbrooke for $12,000 per lot plus interest at the rate of 8% per annum (subsequently increased to $13,000 per lot plus interest by amendment to the Purchase Agreement). The Parent assigned the Purchase Agreement to United Homes of Michigan, Inc. in May of 1994. As of September 30, 1997, United Homes of Michigan, Inc. was obligated to pay Greenbrooke $330,873 (inclusive of interest) for lots to be improved with single family residences and $91,515 (inclusive of interest) for lots to be improved with condominiums. The sale price and subsequent increase were determined based upon the parties agreement of the fair market value of the lots, without reliance on independent appraisals.

     On February 1, 1996 United Homes of Michigan, Inc., executed a $100,000 promissory note in favor of Landrover Properties, L.L.C., a Michigan limited liability company, 60% of which is owned by the Havlik Trust. The note bears interest at 25% per annum and is paid with closing proceeds from the sale of units at the Woodside Green subdivision in Michigan. As of September 30, 1997, the balance was $76,969.

     N. Havlik owns a 15.16% interest in a partnership which loaned $660,000 to the Company secured by approximately 86 acres of land in Kalamazoo, Michigan.
As of September 30, 1997, the balance on this note was $138,809. The note bears interest at the rate of 25% per annum.

     DR Development, Inc. a corporation owned by the Havlik Trust and the Owings Trust loaned the Company $200,000 in September of 1993, ("Loan 1") and $182,000 on August 5, 1994 ("Loan 2"). Loan 1 and Loan 2 are each evidenced by a promissory note ("Note 1" and "Note 2" respectively). Note 1 bears interest at 10% per annum. Note 2 provides that $364,000 inclusive of interest is due on maturity, which is December 31, 1997. As of September 30, 1997 approximately $74,133 is owed in aggregate on Note 1 and Note 2.

     Odyssey Limited Partnership, an entity owned 25% by each of N. Havlik, and the children of Edward and N. Havlik, in the aggregate and Barbara Owings, wife of Virgil Owings and the children of Virgil and Barbara Owings, in the aggregate, is indebted to the Company in the aggregate principal amount of $323,417 for prior management of certain property known as Odyssey Club. This indebtedness is unsecured and is to be repaid from the sale of units, if any, at the Odyssey Club. As of September 30, 1997, the Company has reserved $245,000 against this receivable.

     Greenbrooke Associates Ltd., in which Edward Havlik and Virgil Owings each own a 162/3% interest, loaned the Company $240,259 in February, 1997. The obligation is evidenced by a demand note which bears interest at the prime rate (8.5% as of September 30, 1997).

     From time to time, the Company has advanced monies to Parent to pay obligations of Parent. Such advances have resulted in a payable to the Company, evidenced by a promissory note, which as of September 30, 1997 was $4,159,383. This promissory note bears interest at the prime rate (8.75% as of September 30, 1997).

     Messrs. Havlik and Owings have each guaranteed certain indebtedness of the Company and its subsidiaries in the past. As of September 30, 1997, Messrs. Havlik and Owings have guaranteed indebtedness outstanding for approximately $7.2 million of debt, in the aggregate.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                    EXHIBIT INDEX


EXHIBIT    DESCRIPTION
--------   -----------
    3.1  - Articles of Incorporation of United Homes, Inc.(1)
    3.2  - Bylaws of United Homes, Inc.(1)
    4.1  - Specimen Debenture (filed as part of Exhibit 4.2)
    4.2  - Indenture dated November 25, 1997 by and between United Homes, Inc., and National City Bank of Minneapolis*
   10.1  - Revolving Credit Agreement between Genel Company, Inc. and United Homes, Inc. dated May 30, 1995(1)
   10.2  - Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of Illinois, Inc.,
           United Homes of Michigan, Inc. and United Homes, Inc., an Arizona corporation dated March 14, 1997(1)
   10.3  - Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of Illinois, Inc.,
           United Homes of Michigan, Inc. and United Homes, Inc., an Arizona corporation dated May 28, 1996(1)
   10.4  - Supplement  to  Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of
           Illinois,  Inc.,  United  Homes  of  Michigan, Inc. and United Homes, Inc., an Arizona corporation dated October 3,
           1996(1)
   10.5  - Supplement  to  Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of
           Illinois,  Inc.,  United  Homes  of  Michigan, Inc. and United Homes, Inc., an Arizona corporation dated August 21,
           1996(1)
   10.6  - Supplement  to  Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of
         - Illinois,  Inc.,  United  Homes  of Michigan, Inc. and United Homes, Inc., an Arizona corporation dated February 3,
           1997(1)
   10.7  - L o an  Agreement  between  United-Darien  Limited  Partnership,  United  Development  Management  Company,  United
           Homes,  Inc.,  United  Homes of Illinois, Inc., Edward Havlik and Virgil Owings and First Bank National Association
           dated March 5, 1996(1)
   10.8  - Lease and Sales Listing Agreement by and between Model Homes, L.L.C. and United Homes, Inc. dated March 30, 1997(2)
   10.9  - Development  and  Marketing  Agreement  by  and  between  Mirage, L.L.C. and United Homes, Inc. dated September 22,
           1997(3)
  10.10  - Development  and  Marketing  Agreement  by and between United Round Lake Land Development, L.L.C. and United Homes,
           Inc. dated September 30, 1997(3)
  10.11  - Real  Estate  Purchase  Agreement  by  and  between  Greenbrooke Associates, Ltd. and United Development Management
           Company dated May 1, 1994(3)
  10.12  - Real  Estate  Sale  Contract by and between United Round Lake Land Development, L.L.C. and United Homes, Inc. dated
           September 22, 1997(3)
  10.13  - Assignment of Contract by and between Mirage, L.L.C. and United Homes, Inc. dated September 22, 1997(3)
  21.1   - List of Subsidiaries of United Homes, Inc.(2)
  27.1   - Financial Data Schedule*


------------------------------
*  Filed herewith

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed August 19, 1997.

(2) Incorporated by reference from Amendment Number One to the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed October 21, 1997.

(3) Incorporated by reference from Amendment Number Three to the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed November 14, 1997.

                                  United Homes, Inc.

                      Index to Consolidated Financial Statements


                                                                            PAGE
                                                                            ----


Report of Independent Auditors.. . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Balance Sheets as of September 30, 1997 and 1996. . . . . . . . F-3
Consolidated Statements of Income for the years ended September 30, 1997,
     1996, and 1995... . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Stockholder's Equity for the years ended September 30, 1997, 1996, and 1995. . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for the years ended September 30,
     1997, 1996, and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . F-7



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                           Report of Independent Auditors

Board of Directors
United Development Management Company

We have audited the accompanying consolidated balance sheets of United Homes, Inc., a wholly owned subsidiary of United Development Management Company, as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Homes, Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



                              Ernst & Young LLP

Chicago, Illinois
February 3, 1998

                                 United Homes, Inc.

                            Consolidated Balance Sheets

                                                             SEPTEMBER 30
                                                           1997        1996
                                                      -------------------------
ASSETS
Cash and cash equivalents                             $   937,305  $   824,162
Closing proceeds in transit                               168,063      322,281
Housing inventories                                    71,232,760   54,588,044
Land held for future development                        2,352,502    8,258,741
Investment in real estate partnership                     541,243      485,274
Due from Parent                                         4,159,383    3,495,297
Due from affiliates                                       190,836      263,306
Notes receivable from affiliates                        3,902,000            -
Other receivables (net of allowance of $245,000 in
 1997 and $100,000 in 1996)                               381,870      596,690
Deposits                                                  220,833      400,710
Other                                                   1,023,827      696,374
                                                      -------------------------
Total assets                                          $85,110,622  $69,930,879
                                                      -------------------------
                                                      -------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Construction draws in process                         $         -  $ 1,059,437
Accounts payable                                       15,284,650    5,629,497
Accrued costs on closed sales                           3,870,524    2,796,202
Accrued liabilities                                       145,540      316,989
Deferred income                                         1,264,371            -
Deposits from home buyers                                 963,233      758,401
Development loans and other notes payable              52,360,936   48,138,856
                                                      -------------------------
Total liabilities                                      73,889,254   58,699,382

Investors' equity in majority-owned land development
 and housing partnerships                               1,435,379    2,164,111

Stockholder's equity:
 Common stock, $.01 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding             100          100
 Additional paid-in capital                                 3,900        3,900
 Retained earnings                                      9,781,989    9,063,386
                                                      -------------------------
Total stockholder's equity                              9,785,989    9,067,386
                                                      -------------------------
Total liabilities and stockholder's equity            $85,110,622  $69,930,879
                                                      -------------------------
                                                      -------------------------

SEE ACCOMPANYING NOTES.

                                 United Homes, Inc.

                         Consolidated Statements of Income


                                                                                                YEAR ENDED SEPTEMBER 30
                                                                                       1997               1996               1995
                                                                                 --------------------------------------------------
REVENUES
Housing and land sales (564 units, 378 units, and 267 units in 1997, 1996,
 and 1995, respectively)                                                         $ 88,596,301       $ 64,749,166       $ 43,448,117
Housing and land sales-affiliates:

 Housing sales (22 units, net of deferred gain of $753,397)                                                    -                  -

 Land sales (net of deferred gain of $681,972)                                      3,908,103
                                                                                    7,567,714
 Recognition of deferred income                                                       170,998                  -                  -
Share of net income from minority-owned land development and housing
 partnership                                                                           55,969            156,233            376,904
Management fees                                                                        36,084            212,021            524,470
                                                                                 --------------------------------------------------
                                                                                  100,335,169         65,117,420         44,349,491
COST OF SALES
Housing costs, including amortization of capitalized interest and real estate taxes of $4,510,581, $2,031,442, and $868,213 in 1997, 1996, and
 1995, respectively                                                                86,669,662         53,787,863         36,345,524
Amortization of capitalized project costs                                           8,703,541          6,706,639          3,722,184
                                                                                 --------------------------------------------------
Gross profit                                                                        4,961,966          4,622,918          4,281,783

OTHER COSTS AND EXPENSES
Administrative                                                                      3,054,951          2,818,552          2,700,221
Interest, net of interest income of $38,933, $38,971, $10,184 in 1997,
 1996, and 1995, respectively                                                          35,603             19,811             69,814
                                                                                 --------------------------------------------------
                                                                                    3,090,554          2,838,363          2,770,035
                                                                                 --------------------------------------------------

Income before investors share of income in majority-owned land development
 and housing partnerships                                                           1,871,412          1,784,555          1,511,748
Investors' share of income in majority-owned land development and housing
 partnerships                                                                         698,164            734,597             70,250
                                                                                 --------------------------------------------------
Income before income taxes                                                          1,173,248          1,049,958          1,441,498
Income taxes                                                                          454,645            401,331            576,559
                                                                                 --------------------------------------------------
Net income                                                                       $    718,603      $     648,627       $    864,939
                                                                                 --------------------------------------------------
                                                                                 --------------------------------------------------

SEE ACCOMPANYING NOTES.

                                 United Homes, Inc.

                  Consolidated Statements of Stockholder's Equity

                   Years ended September 30, 1997, 1996, and 1995

                                                     ADDITIONAL
                                        COMMON        PAID-IN      RETAINED
                                        STOCK         CAPITAL      EARNINGS
                                        -----------------------------------
Balance at October 1, 1994               $100         $3,900     $7,549,820
Net income                                                          864,939
                                        -----------------------------------
Balance at September 30, 1995             100          3,900      8,414,759
Net income                                                          648,627
                                        -----------------------------------
Balance at September 30, 1996             100          3,900      9,063,386
Net income                                                          718,603
                                        -----------------------------------
Balance at September 30, 1997            $100         $3,900     $9,781,989
                                        -----------------------------------
                                        -----------------------------------

SEE ACCOMPANYING NOTES.

                                  United Homes, Inc.

                        Consolidated Statements of Cash Flows

                                                                                   YEAR ENDED SEPTEMBER 30
                                                                        1997               1996                 1995
                                                                -----------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                         $     718,603       $     648,627       $     864,939
Adjustments to reconcile net income to net cash used in
  operating activities:
    Share of net income from real estate partnership                     (55,969)           (156,233)           (376,904)
    Investors' share of equity in majority-owned land
      development and housing partnerships                               698,164             734,597              70,250
    Bad debt expense                                                     145,000                   -             100,000
    Changes in operating assets and liabilities:
      (Increase) decrease in closing proceeds in transit                 154,218             184,143            (320,232)
      Increase in housing inventories                                (16,644,716)        (25,791,983)         (7,993,243)
      (Increase) decrease in land held for future development          5,906,239          (7,918,741)            265,852
      (Increase) decrease in due from Parent                            (664,086)         (1,942,804)         (2,393,390)
      (Increase) decrease in due from affiliates                          72,470            (252,149)           (158,499)
      Increase in notes receivable                                    (3,902,000)
      (Increase) decrease in other receivables                            69,820             (24,832)          2,570,227
      (Increase) decrease in deposits                                    179,877            (324,705)            (76,005)
      (Increase) decrease in other assets                               (327,453)            203,884            (153,852)
      Decrease in construction draws in process                       (1,059,437)           (675,636)         (1,118,825)
      Increase in accounts payable                                     9,655,153           3,936,745           1,189,859
      Increase (decrease) in accrued costs on closed sales             1,074,322           1,997,481              33,463
      Increase (decrease) in accrued liabilities                        (171,449)           (352,111)         (3,775,518)
      Increase in deferred income                                      1,264,371                   -                   -
      Increase (decrease) in deposits from home buyers                   204,832             136,705            (119,028)
                                                                -----------------------------------------------------------
Net cash used in operating activities                                 (2,682,041)        (29,597,012)        (11,390,906)

CASH FLOW FROM INVESTING ACTIVITIES
Distributions from real estate partnership investment                          -             178,000             140,500
                                                                -----------------------------------------------------------
Net cash provided by investing activities                                      -             178,000             140,500

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other notes payable              120,043,889          99,565,025          56,411,522
Repayments of development loans and other notes payable             (115,821,809)        (68,818,031)        (47,532,783)
Contributions from investors in majority-owned land
  development and housing partnerships                                         -             150,000           3,056,300
Distributions to investors in majority-owned land
  development and housing partnerships                                (1,426,896)         (1,757,036)           (490,000)
                                                                -----------------------------------------------------------
Net cash provided by financing activities                              2,795,184          29,139,958          11,445,039
                                                                -----------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         113,143            (279,054)            194,633
Cash and cash equivalents at beginning of year                           824,162           1,103,216             908,583
                                                                -----------------------------------------------------------
Cash and cash equivalents at end of year                           $     937,305       $     824,162       $   1,103,216
                                                                -----------------------------------------------------------
                                                                -----------------------------------------------------------

SEE ACCOMPANYING NOTES.

                                  United Homes, Inc.

                      Notes to Consolidated Financial Statements


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

In 1994, United Development Management Company (the Parent), transferred ownership of its wholly owned subsidiaries, United Homes of Illinois, Inc., United Homes of Arizona, Inc., and United Homes of Michigan, Inc. to a newly formed, wholly owned subsidiary, United Homes, Inc. (UHI). UHI and its subsidiaries own controlling interests in the following partnerships which are included in the consolidated financial statements: Williams Glen Limited Partnership, The Hidden Springs Real Estate Limited Partnership, United/RBG XII L.P., and the United Lindsay East Valley Limited Partnership (collectively, the Majority-Owned Partnerships). The accompanying consolidated financial statements include the accounts of UHI, its wholly owned subsidiaries, and Majority-Owned Partnerships. In addition, UHI has a noncontroling 24.875% ownership interest in United Development Bristolwood Limited Partnership (UDB), which is presented as an investment in real estate partnership and is accounted for using the equity method.

UHI, its wholly owned subsidiaries, Majority-Owned Partnerships, and UDB (collectively, the Company) are engaged in the ownership, development, construction, and sale of residential real estate, with operations in Illinois, Arizona, and Michigan. UHI also provides development and construction management services to an unconsolidated affiliated partnership and to third parties. Aggregate unit closings and revenues associated with the Company's direct sales were as follows:

          SEPTEMBER 30        CLOSINGS            REVENUES
      -----------------------------------------------------------
              1997              586              $92,504,404
              1996              378               64,749,166
              1995              267               43,448,117

                                  United Homes, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Revenues from housing and land sales are recognized in the period in which title passes and cash is received.

HOUSING INVENTORIES AND LAND HELD FOR FUTURE DEVELOPMENT

Housing inventories and land held for future development are stated at cost, which is not in excess of net realizable value. Housing inventories include all direct costs of land under development, construction, plus financing and other carrying costs incurred during the period of development. Capitalized project costs, including construction administration, legal fees, and various office costs that relate to land development housing construction, are capitalized and are charged to income as housing units are sold.

Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, housing inventories are stated at cost, unless a subdivision is determined to be impaired, in which case the impaired inventories are written down to fair value. Writedowns of impaired inventories to fair value are recorded as adjustments to the cost basis of the respective inventory. Land held for sale is stated at the lower of carrying amount or fair market value less cost to sell. The adoption of SFAS No. 121 had no effect on the Company's financial position or results of operations.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments with a maturity of three months or less, when purchased.

INCOME TAXES

The Company and its Parent file a consolidated federal income tax return. Income tax expense is reflected in the accompanying consolidated financial statements as if the Company filed its income tax returns separately from its Parent.

                                  United Homes, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on the Company's previously reported financial position or results of operations.

3.  HOUSING INVENTORIES

Housing inventories consisted of the following:


                                                   1997                1996
                                               ---------------------------------
       Land under development, including
         site development costs                 $32,509,293        $27,231,981
       Direct construction costs                 17,573,716         14,228,576
       Capitalized project costs                 16,993,716         10,918,232
       Land held for sale                         4,156,035          2,209,255
                                               ---------------------------------
                                                $71,232,760        $54,588,044
                                               ---------------------------------
                                               ---------------------------------

                                  United Homes, Inc.

4.  INVESTMENT IN REAL ESTATE PARTNERSHIP

The following is a summary of the Company's investment in real estate partnership at September 30, 1997 and 1996:

                                                                                           INVESTEE CONDENSED FINANCIAL INFORMATION
                                          TYPE OF                   INVESTMENT             ----------------------------------------
                                        PARTNERSHIP    PERCENT       CARRYING    SHARE OF                                   NET
          NAME                           INTEREST     OWNERSHIP       AMOUNT      INCOME      ASSETS       LIABILITIES    INCOME
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997:
  United Development Bristolwood
    Limited Partnership (1)              LIMITED      24.875%       $541,243     $55,969    $2,016,257    $  278,573   $   225,001

Balance at September 30, 1996:
  United Development Bristolwood
    Limited Partnership (1)              Limited      24.875%       $485,274    $156,233    $3,414,208    $1,974,404   $   463,623

NOTE (1):  DURING 1997, 1996, AND 1995, THE COMPANY ACQUIRED $1,176,000,
           $2,184,700 AND $1,444,000, RESPECTIVELY, OF IMPROVED LOTS FROM UDB. NOTE (2): DURING 1995, THE COMPANY'S SHARE OF INCOME RELATING TO ITS 24.875%
           INVESTMENT IN UDB WAS $376,904.
NOTE (3):  AN ADDITIONAL 25.125% OF UDB IS OWNED BY RELATED PARTIES.

                              United Homes, Inc.

5.  NOTES RECEIVABLE FROM AFFILIATES

During 1997, the Company sold 22 model homes for $4,661,500 to an affiliate controlled by the shareholders of the Parent. The Company received cash in the amount of $600,000 and a demand promissory note (which is full recourse to the affiliate) in the amount of $565,375 bearing interest at 10% per annum. In addition, the affiliate assumed the debt requirements on the existing loans secured by the models in the amount of $3,496,125 (fully relieving the Company of such obligation). Concurrent with the sale, the Company entered into a lease agreement with the affiliate to lease the model homes on a month-to-month basis. The gain on the sale of $753,397 was initially deferred. Prior to September 30, 1997, gain of $170,998 was recognized upon the sale of four of the models to third parties and $72,996 was repaid on the note receivable.

During 1997, the Company sold undeveloped property for $7,217,000 to an affiliate controlled by the shareholders of the Parent. The Company received a demand note (which is full recourse to the affiliate) in the amount of $2,376,935 bearing interest at 10% per annum. The affiliate assumed the debt requirements on the existing loan secured by the property in the amount of $4,840,065 (fully relieving the Company of such obligation). The gain on the sale of $421,924 has been deferred.

In addition, during 1997, the Company assigned its rights to acquire property in which it had incurred predevelopment costs of approximately $772,638 to an affiliate controlled by the shareholders of the Parent for $1,032,686 evidenced by a 10% demand note. The gain of $260,048 has been deferred.

6.  DEVELOPMENT LOANS AND OTHER NOTES PAYABLE

Development loans and other notes payable consist of the following:

                                                       1997             1996
                                                   -----------------------------
          Revolving credit facilities (1)           $29,596,075     $16,519,114
          Land development and construction (2)      22,722,303      31,560,190
          Installment and other (3)                      42,558          59,552
                                                   -----------------------------
                                                    $52,360,936     $48,138,856
                                                   -----------------------------
                                                   -----------------------------

          (1) In January 1997, the Company entered into a revolving credit agreement with a financial institution which matures May 1999 and replaced the Company's previous credit facility. At September 30, 1997, the maximum principal available under the credit agreement is

                              United Homes, Inc.

          $25,000,000 subject to the maximum number of housing units under construction. The credit agreement bears interest at the Commercial Paper Rate, as defined, plus 3.75% (9.47% at September 30,
          1997), which is added monthly to the unpaid balance. Outstanding principal and interest on the construction base is repaid from proceeds of home sales. The credit agreement includes various operating and financial covenants, including restrictions on the payment of dividends. The outstanding principal balance at September 30, 1997 is $6,372,565.

          In March 1997, the Company entered into a revolving credit agreement with another financial institution which matures March 2001. At September 30, 1997, the maximum principal available under the credit agreement is $50,000,000, with a land acquisition and development loan amount not to exceed $25,000,000 and a construction loan not to exceed $40,000,000 subject to a minimum loan amount of $10,000,000 on the land acquisition and development facility. Amounts borrowed under the credit agreement bear interest at the prime rate plus 1.25% (9.75% at September 30, 1997), which is added monthly to the unpaid balance. Outstanding principal and interest on the land acquisition and development loan are repaid based on agreed upon release prices. Outstanding principal and interest on the construction base are repaid from proceeds of home sales. The credit agreement includes various operating and financial covenants, including restrictions on the payment of dividends. The outstanding principal balance at September 30, 1997 is $23,223,510 categorized as revolving credit facilities and $10,662,462 categorized as land development and construction.

     (2) The Company has development loans with various financial institutions for the purpose of financing land acquisition, development, and construction improvements that mature from 1998 to 2026. The loans bear interest at fixed rates ranging primarily from 8% to 10.5%, as well as variable rates ranging from prime plus 1% to prime plus 2%, and include various restrictions concerning use and timing of borrowings.

                              United Homes, Inc.

6.  DEVELOPMENT LOANS AND OTHER NOTES PAYABLE (CONTINUED)

          Interest is added to the outstanding principal monthly, and unpaid principal and interest are repaid from proceeds of home sales. These loans include $1,536,579 and $1,376,002 at September 30, 1997 and 1996, respectively, due to affiliates of the principal stockholders of the Parent. The loans to affiliates mature in 2000 and bear interest at fixed rates ranging primarily from 8% to 10% per annum.

     (3) The Company has various installment and other loans maturing from 1998 to 2000, and bearing interest at fixed rates ranging from 5.9% to 10%. The notes are repayable in monthly installments including principal and interest.

The aggregate amounts of all debt maturities are as follows:

               YEAR ENDING SEPTEMBER 30           AMOUNT
               -------------------------------------------
               1998                          $  4,217,885
               1999                            14,137,687
               2000                                 2,974
               2001                            33,885,972
               2002                                20,000
               Thereafter                          96,418
                                             ------------
                                              $52,360,936
                                             ------------
                                             ------------

Substantially all of the Company's housing inventories and land held for sale are pledged as collateral to secure repayment of indebtedness.

During the years ended September 30, 1997, 1996, and 1995, the Company incurred and paid interest on development loans and other notes payable of $6,342,270, $3,960,336, and $1,904,939, respectively, of which $6,267,734, $3,901,554, and
$1,824,941 was capitalized, respectively.

                              United Homes, Inc.

7.  INCOME TAXES

The Company's income tax expense (benefit) consists of the following:


                                           CURRENT        DEFERRED       TOTAL
                                          ---------------------------------------
Year ended September 30, 1997
     U.S. Federal                         $364,010      $  28,984       $392,994
     State                                  57,104          4,547         61,651
                                          --------      ---------      ---------
                                          $421,114      $  33,531       $454,645
                                          --------      ---------      ---------
                                          --------      ---------      ---------

Year ended September 30, 1996
     U.S. Federal                         $323,082      $  33,181       $356,263
     State                                  40,870          4,198         45,068
                                          --------      ---------      ---------
                                          $363,952      $  37,379       $401,331
                                          --------      ---------      ---------
                                          --------      ---------      ---------

Year ended September 30, 1995
     U.S. Federal                        $(212,146)     $ 677,820       $465,674
     State                                 (50,515)       161,400        110,885
                                          --------      ---------      ---------
                                         $(262,661)     $ 839,220       $576,559
                                          --------      ---------      ---------
                                          --------      ---------      ---------

Income tax expense is recorded as a reduction of amounts due from Parent. Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent as a result of the following:


                                                                 1997           1996          1995
                                                              --------------------------------------
     Computed expected tax expense                            $410,637       $367,485       $504,524
     Increase (reduction) in income taxes resulting
          from:
        State income taxes, net of federal income               40,073         29,294         72,075
          tax benefit
        Other, net                                               3,935          4,552            (40)
                                                              --------------------------------------
     Total                                                    $454,645       $401,331       $576,559
                                                              --------------------------------------
                                                              --------------------------------------


                             United Homes, Inc.

The net deferred tax liabilities at September 30, 1997 and 1996 is comprised of the following:


                                                 1997           1996
                                             ----------------------------
DEFERRED ASSETS
     Deferred gains                          $  484,633     $        -
     Housing inventories                        344,749        177,609
     Receivables allowance                       93,909         39,450
                                             ----------------------------
                                                923,291        217,059
DEFERRED LIABILITIES
     Capitalized costs                        1,793,127      1,053,364
                                             ----------------------------
Net deferred liability                       $  869,836     $  836,305
                                             ----------------------------
                                             ----------------------------


8.  RELATED PARTY TRANSACTIONS

Substantially all due from affiliates at September 30, 1997 and 1996, relate to costs incurred for development of housing projects and temporary advances to entities in which either the Parent or the two principal stockholders of the Parent are the general partners. The amounts due from affiliates are non-interest-bearing and are payable from proceeds from sales of certain housing units.

During 1995, the Company sold four model homes for an aggregate sales price of $650,000 to an affiliate of the principal stockholders of the Parent. In 1996, the Company repurchased the four model homes from the affiliate for an aggregate purchase price of $600,000.

In 1996, the Company purchased 58 lots from a limited partnership in which the principal stockholders of the Parent have a 33% limited partnership interest for $799,000. During 1997, the Company purchased an additional 76 lots from the affiliate for $820,000. The Company is obligated to purchase an additional 88 single-family lots at a price of $13,000 and 12 townhome lots at a price of $7,000 per lot through 1999 (see Note 10).

                             United Homes, Inc.

9.   FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS No. 107) requires disclosures of the fair value of certain financial instruments for which it is practicable to estimate. Value is defined by SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS

     The carrying amount of cash and cash equivalents reported in the balance sheet approximates its fair value.

     DEVELOPMENT LOANS AND OTHER NOTES PAYABLE AND NOTES RECEIVABLE FROM AFFILIATES

     The carrying amount of the Company's development loans and other notes payable and notes receivable from affiliates approximates fair value based on the current rates for similar types of arrangements.

10.  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

Letters of credit and bonds approximating $9.1 million at September 30, 1997, have been issued on behalf of the Company to guarantee the completion of certain improvements associated with various properties under agreements with municipalities in which the Company is constructing homes. At September 30, 1997, the Company has pledged cash of approximately $119,224 as collateral for these letters of credit.

                             United Homes, Inc.

10.  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS (CONTINUED)

The Company has committed to acquire various parcels of improved and unimproved land through 1999 as follows:


                    YEAR ENDING
                    SEPTEMBER 30                  AMOUNT
                    --------------------------------------
                    1998                     $  4,473,000
                    1999                        1,083,000
                    2000                          320,000
                                             -------------
                                             $  5,876,000
                                             -------------
                                             -------------

11.  SUBSEQUENT EVENTS

Subsequent to September 30, 1997, the Company sold 11% Mandatory Redemption Debentures in the principal amount of $7,106,000 due March 15, 2005 and received gross proceeds of $6,999,410.

                                      SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITED HOMES, INC.

By:  /s/  Edward Havlik                          Date: February 11, 1998
    ---------------------------                        -----------
    Edward Havlik, President



     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the following persons and in the capacity and on the dates indicated.



          SIGNATURE                         TITLE                               DATE
         -----------                       -------                            -------
     /s/ Virgil Owings             Chairman of the Board and               February 11, 1998
     -----------------------                                               -----------
         Virgil Owings             Director

     /s/ Edward Havlik             President and Director (Principal       February 11, 1998
     -----------------------                                               -----------
         Edward Havlik             Executive Officer

     /s/ William J. Crock, Jr.     Executive Vice President, Chief         February 11, 1998
     -----------------------                                               -----------
         William J. Crock, Jr.       Financial Officer, Secretary
                                     and Treasurer (Principal
                                     Financial Officer and Principal
                                     Accounting Officer)

     /s/ Timothy Owings            Vice President and Director             February 11, 1998
     -----------------------                                               -----------
         Timothy Owings

     /s/  Laurie Bulson            Vice President and Director             February 11, 1998
     -----------------------                                               -----------
          Laurie Bulson


                                    EXHIBIT INDEX


EXHIBIT    DESCRIPTION
--------   -----------
    3.1  - Articles of Incorporation of United Homes, Inc.(1)
    3.2  - Bylaws of United Homes, Inc.(1)
    4.1  - Specimen Debenture (filed as part of Exhibit 4.2)
    4.2  - Indenture dated November 25, 1997 by and between United Homes, Inc., and National City Bank of Minneapolis*
   10.1  - Revolving Credit Agreement between Genel Company, Inc. and United Homes, Inc. dated May 30, 1995(1)
   10.2  - Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of Illinois, Inc.,
           United Homes of Michigan, Inc. and United Homes, Inc., an Arizona corporation dated March 14, 1997(1)
   10.3  - Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of Illinois, Inc.,
           United Homes of Michigan, Inc. and United Homes, Inc., an Arizona corporation dated May 28, 1996(1)
   10.4  - Supplement  to  Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of
           Illinois,  Inc.,  United  Homes  of  Michigan, Inc. and United Homes, Inc., an Arizona corporation dated October 3,
           1996(1)
   10.5  - Supplement  to  Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of
           Illinois,  Inc.,  United  Homes  of  Michigan, Inc. and United Homes, Inc., an Arizona corporation dated August 21,
           1996(1)
   10.6  - Supplement  to  Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of
         - Illinois,  Inc.,  United  Homes  of Michigan, Inc. and United Homes, Inc., an Arizona corporation dated February 3,
           1997(1)
   10.7  - L o an  Agreement  between  United-Darien  Limited  Partnership,  United  Development  Management  Company,  United
           Homes,  Inc.,  United  Homes of Illinois, Inc., Edward Havlik and Virgil Owings and First Bank National Association
           dated March 5, 1996(1)
   10.8  - Lease and Sales Listing Agreement by and between Model Homes, L.L.C. and United Homes, Inc. dated March 30, 1997(2)
   10.9  - Development  and  Marketing  Agreement  by  and  between  Mirage, L.L.C. and United Homes, Inc. dated September 22,
           1997(3)
  10.10  - Development  and  Marketing  Agreement  by and between United Round Lake Land Development, L.L.C. and United Homes,
           Inc. dated September 30, 1997(3)
  10.11  - Real  Estate  Purchase  Agreement  by  and  between  Greenbrooke Associates, Ltd. and United Development Management
           Company dated May 1, 1994(3)
  10.12  - Real  Estate  Sale  Contract by and between United Round Lake Land Development, L.L.C. and United Homes, Inc. dated
           September 22, 1997(3)
  10.13  - Assignment of Contract by and between Mirage, L.L.C. and United Homes, Inc. dated September 22, 1997(3)
  21.1   - List of Subsidiaries of United Homes, Inc.(2)
  27.1   - Financial Data Schedule*


------------------------------
*  Filed herewith

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed August 19, 1997.

(2) Incorporated by reference from Amendment Number One to the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed October 21, 1997.

(3) Incorporated by reference from Amendment Number Three to the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed November 14, 1997.