Form 10-Q
period 1997-12-31
UNITED HOMES INC
filed 1998-02-13
CIK 1010047

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

             [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1997

                                          OR

            [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                            Commission File Number 0-23347


                                   UNITED HOMES, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

                Illinois                             36-3978181
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

     2100 Golf Road, Rolling Meadows, IL            60008
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number including area code (847) 427-2450

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------

          None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                          11% Mandatory Redemption Debentures
                                  Due March 15, 2005
                                   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X.   NO    .

                                  TABLE OF CONTENTS



                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 1
     Item 1.   Financial Statements. . . . . . . . . . . . . . . . . . . . . 1
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . 2
     Item 3.   Quantitative and Qualitative Disclosure About
               Market Risk.. . . . . . . . . . . . . . . . . . . . . . . . . 9
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . 9
     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 9
     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 9
     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . .11
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . .11
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . .11
     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                                 UNITED HOMES, INC.
                  CONSENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                                 United Homes, Inc.

             Index to Condensed Consolidated Interim Financial Statements
                                     (UNAUDITED)

                                                                    PAGE


Condensed Consolidated Balance Sheets as of December 31, 1997
     (unaudited) and September 30, 1997 (audited). . . . . . . . . . F-2
Condensed Consolidated Statements of Income for the three months ended December 31, 1997 and 1996 (unaudited). . . . . . . . . . F-3
Condensed Consolidated Statements of Stockholder's Equity for the
     three months ended December 31, 1997 (unaudited) and the
     year ended September 30, 1997 (audited) . . . . . . . . . . . . F-4
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1996 (unaudited) . . . . . . F-5
Notes to the Condensed Consolidated Financial Statements
     (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . F-6



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                                 United Homes, Inc.

                       Condensed Consolidated Balance Sheets



                                            DECEMBER 31,  SEPTEMBER 30,
                                               1997           1997
                                            (UNAUDITED)     (AUDITED)
                                          ----------------------------
ASSETS
Cash and cash equivalents                  $  1,135,984 $    1,105,368

Housing inventories                          79,930,988     71,232,760
Land held for future development              2,571,447      2,352,502
Investment in real estate partnership           541,243        541,243
Due from Parent                               3,448,131      4,159,383
Notes receivable                              3,700,722      3,902,000

Other                                         3,395,901      1,817,366
                                          ----------------------------
Total assets                                $94,724,416    $85,110,622
                                          ----------------------------
                                          ----------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities    $16,991,647    $19,300,714
Deferred income                                              1,264,371
Deposits from home buyers                       745,267        963,233
Development loans and other notes            56,546,616     52,360,936
payable

Mandatory redemption debentures               7,106,000
                                          ----------------------------
Total liabilities                            81,389,530     73,889,254

Investors' equity in majority-owned land
development and housing partnerships          1,406,979      1,435,379


Stockholder's equity                         11,927,907      9,785,989
                                          ----------------------------
Total liabilities and stockholder's equity  $94,724,416    $85,110,622
                                          ----------------------------
                                          ----------------------------
SEE ACCOMPANYING NOTES.

                                 United Homes, Inc.

                    Condensed Consolidated Statements of Income
                                    (UNAUDITED)



                                               THREE MONTHS ENDED
                                                   DECEMBER 31,
                                              1997            1996
                                          ----------------------------
REVENUES
Housing and land sales (172 units in
1998 and 71 units in 1997)                  $22,827,676   $11,816,118

Recognition of deferred income                1,264,371
Other                                             6,093        19,151
                                          ----------------------------
                                             24,098,140    11,835,269
COST OF SALES
Housing costs, including amortization of
capitalized interest and real estate
taxes of $935,116 in 1998 and $248,577       19,663,800     9,467,588
in 1997
Amortization of capitalized project costs     2,144,185     1,568,514
                                          ----------------------------
Profit                                        2,290,155       799,167

Other costs and expenses                        682,584       447,986

Income before investors share of income
in majority-owned land development and       1,607,0571       351,181
housing partnerships
Investors' share of income in majority-
owned land development and housing
partnerships                                     58,635        89,371
                                          ----------------------------
Income before income taxes                    1,548,936       261,810
Income taxes                                    607,016       109,915
                                          ----------------------------
Net income                                $     941,920   $   151,895
                                          ----------------------------
                                          ----------------------------

SEE ACCOMPANYING NOTES.

                                 United Homes, Inc.

             Condensed Consolidated Statements of Stockholder's Equity

     THREE MONTHS ENDED DECEMBER 31, 1997 AND THE YEAR ENDED SEPTEMBER 30, 1997
                                     (UNAUDITED)



                                                   ADDITIONAL
                                       COMMON       PAID-IN      RETAINED
                                       STOCK        CAPITAL      EARNINGS
                                      -----------------------------------
Balance at September 30, 1996           $100    $    3,900    $ 9,063,386
Net income                                                        718,603
                                      -----------------------------------
Balance at September 30, 1997            100         3,900      9,781,989
Net income                                                        941,920
Capital contribution                             1,200,000
                                      -----------------------------------
Balance at December 31, 1997            $100    $1,203,900    $10,723,909
                                      -----------------------------------
                                      -----------------------------------

SEE ACCOMPANYING NOTES.

                                 United Homes, Inc.

                       Consolidated Statements of Cash Flows
                                    (UNAUDITED)



                                           THREE MONTHS ENDED DECEMBER 31,
                                                 1997           1996
                                           -------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                      $   941,920     $    151,895
Adjustments to reconcile net income to
 net cash used in operating activities:
  Investors' share of equity in majority owned
   land development and housing partnerships         58,635           89,371
  Changes in operating assets and liabilities:
   (Increase) in housing inventories             (8,698,228)     (12,502,601)
   (Increase) decrease in land held for            (218,945)       4,855,404
    future development
   Decrease in due from Parent                      711,252          602,860
   Decrease in notes receivables                    201,278
   (Increase) in other assets                      (330,185)      (2,781,229)
   (Decrease) increase in accounts payable       (2,309,067)       1,354,659
    and accrued liabilities
   Decrease in deferred income                   (1,264,371)               -
   (Decrease) increase in deposits from home
     buyers                                        (217,966)         222,170
                                              -------------------------------
Net cash used in operating activities            (11,125,67)      (8,007,471)

CASH FLOW FROM INVESTING ACTIVITIES

(Increase) decrease in due from managed
  properties                                         (6,128)         516,508
                                              -------------------------------
Net cash provided by investing activities            (6,128)         516,508

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other        39,572,635       15,698,755
 notes payable
Repayments of development loans and other       (35,386,955)      (7,913,280)
 notes payable
Net proceeds from mandatory redemption            5,863,776
 debentures
Contributions from investors in majority-
 owned land development and housing partnerships    295,600
Distributions to investors in majority-owned land
 development and housing partnerships              (382,635)        (320,891)
Change in capitalization                          1,200,000
                                              -------------------------------
Net cash provided by financing activities        11,162,421        7,464,584
                                              -------------------------------
Increase (decrease) in cash and cash                 30,611          (26,379)
 equivalents
Cash and cash equivalents at beginning of
 year                                             1,105,368        1,146,443
                                              -------------------------------
Cash and cash equivalents at end of year      $   1,135,984    $   1,120,064
                                              -------------------------------
                                              -------------------------------


SEE ACCOMPANYING NOTES.

                                  United Homes, Inc.

            Notes to Condensed Consolidated Interim Financial Statements
                                    (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim statements should be read in conjunction with the Company's audited financial statements incorporated by reference to the Company's September 30, 1997 financial statements filed on form 10K as certain footnote disclosures which substantially duplicate those contained in such audited financial statements have been omitted from these condensed interim financial statements. In the opinion of management, the interim financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods.

2.  HOUSING INVENTORIES

Housing inventories consisted of the following:



                                                 DECEMBER 31,    SEPTEMBER 30,
                                                     1997           1997
                                                ----------------------------
     Land under development, including
      site development costs                      $34,136,237    $32,509,293
     Direct construction costs                     20,620,669     17,573,716
     Capitalized project costs                     22,573,314     16,993,716
     Land held for sale                             2,600,768      4,156,035
                                                ----------------------------
                                                  $79,930,988    $71,232,760
                                                ----------------------------
                                                ----------------------------

                              United Homes, Inc.

                                (UNAUDITED)


3.  NOTES RECEIVABLE FROM AFFILIATES

During the quarter ended December 31, 1997, the affiliated interests in the sale of 22 model homes, in the sale of undeveloped property and in the assignment of contract rights to acquire property were sold to non-affiliated parties. The deferred gain relating to these transactions was recognized in the quarter.

4.  MANDATORY REDEMPTION DEBENTURES

During the first quarter of fiscal 1998, the Company sold 1,015 mandatory redemption debentures with a par value of $1,000 per debenture at a price of $985. The gross proceeds from the offering totaled $6,999,410. Offering expenses totaled $1,135,694. The debentures are due March 15, 2005 and bear interest at 11%. Interest is payable quarterly commencing in March, 1998. The debentures are to be redeemed semi-annually commencing in September, 1999 in amounts of $592,164.

5.  ADDITIONAL PAID-IN CAPITAL

In December, 1997, the Parent Company, United Development Management Company, contributed commercial and residential real property with a fair value of $1,200,000. This property is currently classified as inventory and is held for sale at values in excess of the amounts contributed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements in this Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, a amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be found in the material set forth hereunder as well as within this Report generally. In addition, when used in this Report, the words "believes," "intends," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties described in more detail under "Factors Affecting the Company's Business." Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in this Report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

     The following analysis of the Company's consolidated financial condition and results of operations as of December 31, 1997 and September 30, 1997 and for the three months ended December 31, 1997 and 1996 should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and other information included elsewhere in this Report.

GENERAL

     The Company generates revenue from the interrelated activities of land acquisition, development and homebuilding. The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction, except where the home is being constructed on a speculative basis or to be used as a model home. As of December 31, 1997, the Company had 420 homes built or under construction (including winter foundations), of which 231 were under contract for sale. The number of homes under construction prior to execution of sales contracts tends to vary by season reflecting the fact that weather conditions in the Chicago and western Michigan markets necessitate starting foundation construction in the fall and early winter months prior to executing purchase agreements to ensure available inventory for winter sales and spring closings. The Company does not recognize a sale for accounting purposes until the sale of a home or lot is closed. The time period from execution of a purchase agreement to the closing of the sale of a home generally ranges from six to nine months.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996. Revenues from housing and land sales increased approximately $10.0 million or 93% for the three months ended December 31, 1997, compared to an increase from approximately $11.8 million to approximately $22.8 million for the same period in 1996.
The increase in revenue resulted from an increase in the volume of homes and lots closed during the period. During this time period, the Company closed on the sale of 133 homes and 39 lots at an average selling price for homes of $159,300 compared to 71 home closings at an average selling price for homes of $166,400 in the same period in 1996. The Company believes that the volume increase reflected an increase in demand for the Company's homes and lots and an increase in the number of housing starts. Further, the average home price decreased by less than 5% between the periods. This decrease in average selling prices was a result of a change in the mix of homes closed in 1997 (lower priced homes) compared to 1996. The Company also recognized income totalling approximately $1.2 million during the quarter ended December 31, 1997. Recognition of this income had been deferred from previous quarters since it was generated from a sale transaction with affiliates. During the quarter ended December 31, 1997, all entities affiliated with United Homes, Inc. sold those interests to unrelated third parties. Thus, the Company believes that recognition of the income from the sale transaction is appropriate.

     Housing costs, including amortization of capitalized interest and real estate taxes, increased during the three month period ended December 31, 1997 from approximately $9.5 million to approximately $19.7 million as compared to the same period in 1996, The increase in these costs resulted mainly from increases in the number of homes constructed, sold and closed during the period as compared to the same period in 1996 and a corresponding increase in expense incurred related to interest and real estate taxes previously capitalized. As a percentage of housing and land sales revenue, however, housing costs increased from 80.0% during the three months ended December 31, 1996 to 86.1% during the three months ended December 31, 1997. This increase was also caused by the change in the mix of homes (lower-priced) sold during the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996. Other costs and expenses also increased from approximately $.5 million for the three months ended December 31, 1996 to approximately $.7 million for the three months ended December 31, 1997. The increase in these costs and expenses was due to the increase in the number of homes closed between the two periods which resulted in additional selling and general administrative costs. Income after adjusting for minority interests in company controlled land development and housing partnership, and income taxes increased from approximately $.3 million for the three months ended December 31, 1996 to approximately $1.5 million for the three months ended December 31, 1997. Total earnings, which reflects net income before minority interests and income taxes adjusted for the amount of interest expense during the period, increased to $.9 million for the three months ended December 31, 1997 from $.2 million for the three months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at December 31, 1997 and September 30, 1997 was approximately $1.1 million at each period. The Company typically finances the acquisition of land parcels and the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) by drawing on various acquisition and development lines of credit (the "A&D Lines"), including a $25 million line of credit from Residential Funding Corp. which can be used solely to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line II"). Under the agreements governing the A&D Lines, the Company may generally draw up to 75-80% of the value of the land and improvements (based on an as-built appraisal) to fund acquisition and development costs. Based on the outstanding balance of the A&D Lines at the end of each month, an interest charge is either paid by the Company if the particular loan does not have an interest reserve or is funded through an additional draw on the loan. As of December 31, 1997, and September 30, 1997, the Company had total indebtedness of approximately $19.5 million and $19.3 million, respectively, outstanding on its A&D Lines, including $13.8 million and $10.7 million, respectively, on the Residential Line II.

     Once construction of a home commences, the Company is able to draw on two lines of credit, a $25 million facility with Heller Financial (the "Heller Line") and a second line in the amount of $25 million from Residential Funding Corp. (the "Residential Line I," collectively with the "Residential Line II," the "Residential Lines") to finance the costs associated with constructing a home and preparing a lot for delivery and the home for sale to the end purchaser. As noted herein, the Company typically does not commence construction of a home until a buyer executes a purchase contract. As of December 31, 1997 and September 30, 1997, the Company had total indebtedness of approximately $33.5 million and $29.6 million, respectively, outstanding on these two lines.

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

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the relevant A&D Line as well as the Heller Line or Residential Line I, as the case may be. Thus, the amount of indebtedness outstanding on these lines fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the quarters ended December 31, 1997 and 1996, the Company made principal reductions of approximately $35.4 and $7.9 million, respectively, on these lines. As of February 2, 1998, the Company had approximately $2.1 million available for borrowing under its credit facilities. Draws on the Heller Line bear interest at a variable rate equal to the General Electric Capital Corporation Composite Commercial Paper Rate plus 3.75% per annum (9.53% as of February 2,
1998). Draws on the Heller Line which are outstanding on May 31, 1998 automatically convert to a term loan maturing on May 31, 1999. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.75% as of February 2, 1998). The Residential Lines each mature on March 14, 2001.

     From time to time, the Company also incurs indebtedness secured by specific projects for specific acquisition and development activities. As of December 31, 1997 and September 30, 1997, the Company had approximately $5.7 million and $7.8 million, respectively, of this indebtedness outstanding, all of which was secured by certain of the Company's assets. The indebtedness outstanding as of December 31, 1997 generally matures between 1997 and 2000 and bears interest at a rate of approximately 9.75% per annum.

     On December 22, 1997 the Company completed the sale of approximately
$7.1 million of Debentures. The Company realized net proceeds of approximately $5.9 million. The net proceeds were utilized to repay indebtedness aggregating approximately $2.6 million with the remainder applied to reduce the Heller Line (defined below). For additional information about the offering, see item (c) of "Changes in Securities" below.

     The Company believes that the capital available under the lines of credit described herein, project specific indebtedness and cash flow from the sale of model homes, internally generated funds and the proceeds from offering of the Debentures will be sufficient to meet the Company's reasonably anticipated needs for working capital and liquidity for the foreseeable future. If these amounts prove insufficient, however, the Company would likely have to raise additional capital (debt or equity or both) from third parties. There can be no assurance that additional capital, either in the form of equity or debt, will be available on terms and conditions acceptable to the Company, if at all.

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company's operating activities utilized cash during the quarters ended December 31, 1997 and 1996 of approximately $11.2 million and $8.0 million, respectively. The Company utilized cash flow generated during the quarters ended December 31, 1997 and 1996 to increase the Company's housing inventories ($8.7 million and $12.5 million) and to increase and (decrease) land held for future development (approximately $.2 million and $4.8 million) offset by a (decrease ) and increase in the Company's accounts payable (approximately ($2.3) million and $1.4 million). In 1997, the decrease in the Company's accounts payable reflects a decrease in amounts owed to vendors and other subcontractors offset by an increase in the number of homes being constructed by the Company. In 1996, the increase in accounts payable resulted from an increase (compared to the same period in 1995) in the number of homes being constructed by the Company.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. The Company's financing activities provided the bulk of the Company's cashflow during the quarters ended December 31, 1997 and 1996. Net cash provided by financing activities during these periods was approximately $4.3 million and $7.5 million. In each case, the bulk of the proceeds were comprised almost entirely of proceeds from development loans and other notes payable of approximately $39.6 million and $15.7 million, respectively, offset by repayments on development loans and other notes payable of approximately $35.4 million and $7.9 million, respectively. The increase in borrowing activity in each time period reflects increases in the amount of funds necessary to finance the Company's construction and development activities as reflected by increases in the number of homes constructed and sold by the Company in each period when compared to the prior comparable period. These borrowings are typically repaid from the proceeds of housing or lot sales and then reborrowed by the Company to fund construction costs. Thus, borrowings on the Company's lines of credit (described above) fluctuate significantly based on the level of the Company's activities.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by or used for investing activities was not significant for the quarters ended December 31, 1997 or 1996.

     INFLATION AND SEASONALITY. Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to increase the price of its housing products to cover these costs. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates in early 1995 and then again from mid-year 1995 through 1997. If rates increase, potential customers may be discouraged from purchasing a home due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed and sold year-round, particularly in the Phoenix Area and, in part, due to the Company's winter foundation program which allows it to maintain available inventory for winter sales and spring closings. A particularly harsh winter in the Midwest could, however, limit the Company's winter foundation program, thus impacting sales and closings the following spring in an adverse manner..

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

FACTORS AFFECTING THE COMPANY'S BUSINESS PLAN

     SUBSTANTIAL LEVERAGE, RELIANCE ON FINANCING AND NO ASSURANCE OF AVAILABILITY OF CREDIT. The land development and homebuilding business is capital intensive. The Company typically finances the acquisition of land parcels and the costs associated with development of the parcels (such as entitlement activities and construction of streets and sewers) by drawing on its A&D Lines (as defined herein), including the Residential Line II which can be used solely to fund acquisition and development activity such as sewer and roadway construction. Under the agreements governing the A&D Lines, the Company may generally draw up to 75-80% of the value of the land and improvements (based on an as-built appraisal) to fund acquisition and development costs. Based on the outstanding balance of the A&D Lines at the end of each month, an interest charge is either paid by the Company if the particular loan does not have an interest reserve or is funded through an additional draw on the loan. As of December 31, 1997, the Company had total indebtedness of approximately $19.5 million outstanding on its A&D Lines, including $13.8 million, on the Residential Line II. Once construction of a home commences, the Company is able to draw on the Heller Line and the Residential Line I to finance the costs associated with constructing a home and preparing a lot for delivery and the home for sale to the end purchaser. As of December 31, 1997, the Company had total indebtedness of approximately $33.5 million outstanding on these two lines.

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

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce indebtedness under the relevant A&D Line as well as the Heller Line or Residential Line I as the case may be. Thus, the amount of indebtedness outstanding on these lines fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the quarter ended December 31, 1997, the Company made principal reductions of approximately $35.4 million on these lines. As of December 31, 1997, the Company had approximately $6.5 million available for borrowing under all of its credit facilities.

     As of December 31, 1997, the Company had a total of $81.4 million of outstanding liabilities, including $56.5 million of secured indebtedness. Although the Company believes that internally generated funds, the net proceeds from the sale of the Debentures and the Company's available borrowings under its credit facilities will be sufficient to meet its reasonably anticipated needs for working capital and fixed charges including debt service on the Debentures for the foreseeable future, there can be no assurance that these sources will be sufficient. The Company's ability to meet its debt service obligations is dependent upon the future performance of the Company, which, in turn, is subject to general economic conditions as to financial, competitive, business and other factors, including factors beyond the Company's control. The level of the Company's leverage could restrict its flexibility in responding to changing business and economic conditions. If the Company is at any time unable to generate sufficient cash flow from operations or borrow under its existing credit facilities to service its debt, it may be required to seek refinancing for all or a portion of that debt or to obtain additional financing. There can be no assurance that additional financing, either in the form of equity or debt, will be available on terms and conditions acceptable to the Company, if at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not engage in trading currencies or in any hedging activities.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is currently not subject to any environmental litigation or administrative proceedings. The Company is not currently involved in any legal proceedings other than those arising in the ordinary course of business.

ITEM 2.   CHANGES IN SECURITIES

     (a)  not applicable

     (b)  not applicable

     (c) On November 14, 1997, the Company's registration statement on Form S-1, File No. 333-33965, was declared effective, and the Company commenced the offering of 11% Mandatory Redemption Debentures due March 15, 2005 (the "Debentures").

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

          From the effective date of the registration statement, the Company incurred the following expenses in connection with the issuance and distribution of the Debentures:

                  DESCRIPTION                       AMOUNT
                --------------                  ------------
                                                     ($)
          Underwriting Discounts and
          Commissions                           489,958.70

          Management Fee to Underwriter         139,988.20

          Non-accountable expense allowance
          to Underwriter                         69,994.10

          Reimbursable expenses of
          Underwriter                           120,000.00

          Registration and filing fees            2,170.00

          Legal fees and expenses               115,000.00

          Blue Sky fees and expenses
          (including counsel fees)               33,582.63

          Printing and engraving expense         60,000.00

          Accounting                             70,000.00

          Miscellaneous expenses                 35,000.00
                                           ---------------
          Total                            $  1,135,693.63
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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     not applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     not applicable


ITEM 5.   OTHER INFORMATION

     None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

     (b)  No reports on Form 8-K were filed during the quarter

                                   SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


UNITED HOMES, INC.


By:     /s/  Edward Havlik                        Date: February 12, 1998
     ----------------------------------
     Edward Havlik
     President

By:     /s/  William J. Crock, Jr.                Date: February 12, 1998
     ----------------------------------
     William J. Crock, Jr.
     Executive Vice President,
     Chief Financial Officer,
     Secretary and Treasurer
     (Principal Financial Officer
       and Principal Accounting
       Officer).


                                    EXHIBIT INDEX
      EXHIBIT   DESCRIPTION
      -------   -----------
          3.1-- Articles of Incorporation of United Homes, Inc.(1)
          3.2-- Bylaws of United Homes, Inc.(1)
          4.1-- Specimen Debenture (filed as part of Exhibit 4.2)
          4.2-- Form of Indenture (4)
         10.1-- Revolving  Credit  Agreement  between Genel Company, Inc.
                and United Homes, Inc. dated May 30, 1995(1)
         10.2-- Loan  Agreement  between  Residential Funding Corporation and  United  Homes, Inc., United Homes of Illinois, Inc.,
                United Homes of Michigan, Inc. and United Homes, Inc., an
                Arizona corporation dated March 14, 1997(1)
         10.3-- Loan  Agreement  between  Residential Funding Corporation and  United  Homes, Inc., United Homes of Illinois, Inc.,
                United Homes of Michigan, Inc. and United Homes, Inc., an
                Arizona corporation dated May 28, 1996(1)
         10.4-- Supplement  to Loan Agreement between Residential Funding
                Corporation  and  United  Homes,  Inc.,  United  Homes of
                Illinois, Inc., United Homes of Michigan, Inc. and United
                Homes,  Inc.,  an  Arizona  corporation  dated October 3,
                1996(1)
         10.5-- Supplement  to Loan Agreement between Residential Funding
                Corporation  and  United  Homes,  Inc.,  United  Homes of
                Illinois, Inc., United Homes of Michigan, Inc. and United
                Homes,  Inc.,  an  Arizona  corporation  dated August 21,
                1996(1)
         10.6-- Supplement  to Loan Agreement between Residential Funding
                Corporation  and  United  Homes,  Inc.,  United  Homes of
                Illinois, Inc., United Homes of Michigan, Inc. and United
                Homes,  Inc.,  an  Arizona  corporation dated February 3,
                1997(1)
         10.7-- Loan Agreement between United-Darien Limited Partnership,
                United    Development    Management    Company,    United
                Homes,  Inc.,  United  Homes  of  Illinois,  Inc., Edward
                H a vlik  and  Virgil  Owings  and  First  Bank  National
                Association dated March 5, 1996(1)
         10.8-- Lease  and  Sales  Listing Agreement by and between Model
                Homes,  L.L.C.  and  United  Homes,  Inc. dated March 30,
                1997(2)
         10.9-- Development   and  Marketing  Agreement  by  and  between
                Mirage, L.L.C. and United Homes, Inc. dated September 22,
                1997(3)
        10.10-- Development and Marketing Agreement by and between United
                Round  Lake  Land  Development,  L.L.C. and United Homes,
                Inc. dated September 30, 1997(3)
        10.11-- Real Estate Purchase Agreement by and between Greenbrooke
                A s sociates,  Ltd.  and  United  Development  Management
                Company dated May 1, 1994(3)
        10.12-- Real  Estate  Sale  Contract  by and between United Round
                Lake  Land  Development,  L.L.C.  and  United Homes, Inc.
                dated September 22, 1997(3)
        10.13-- Assignment  of Contract by and between Mirage, L.L.C. and
                United Homes, Inc. dated September 22, 1997(3)
       27.1  -- Financial Data Schedule*

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

(4) Incorporated by reference from Company's Annual Report on Form 10-K, filed February 11, 1998.