Form 10-Q
period 1998-03-31
UNITED HOMES INC
filed 1998-05-14
CIK 1010047

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998

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

                                  TABLE OF CONTENTS

                                                                                 PAGE
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .1
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 1998
                   (unaudited) and September 30, 1997 (audited). . . . . . . . . . .1
             Condensed Consolidated Statements of Income for the six months ended March 31, 1998 and 1997 (unaudited) . . . . . . . . . . . .2
             Condensed Consolidated Statements of Income for the three months ended March 31, 1998 and March 31, 1997 . . . . . . . . . . . . .3
             Condensed Consolidated Statements of Stockholder's Equity for the
                   six months ended March 31, 1998 (unaudited) and the year
                   ended September 30, 1997 (audited). . . . . . . . . . . . . . . .4
             Consolidated Statements of Cash Flows for the six months ended
                   March 31, 1998 and 1997 (unaudited) . . . . . . . . . . . . . . .5
             Notes to the Condensed Consolidated Interim Financial Statements
                   (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .8
     Item 3. Quantitative and Qualitative Disclosure About Market Risk . . . . . . 13

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13
     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 13
     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 13
     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 13
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 13
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 13
     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited)
                     and September 30, 1997 (audited)

                                             March 31,   September 30,
                                                1998        1997
                                            (unaudited)   (audited)
                                            -----------  -----------
ASSETS
Cash and cash equivalents                   $ 1,404,129  $ 1,105,368
Housing inventories                          79,943,784   71,232,760
Land held for future development              7,436,556    2,352,502
Investment in real estate partnership           541,243      541,243
Due from Parent                               2,784,394    4,159,383
Notes receivable                              4,181,206    3,902,000
Other                                         3,092,282    1,817,366
                                            -----------  -----------
Total assets                                 99,383,594   85,110,622
                                            -----------  -----------
                                            -----------  -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities     17,788,472   19,300,714
Deferred income                                     ---    1,264,371
Deposits from home buyers                       877,716      963,233
Development loans and other notes payable    60,294,302   52,360,936
Mandatory redemption debentures               7,106,000
                                            -----------  -----------
Total liabilities                            86,066,490   73,889,254

Investors' equity in majority-owned land
  development and housing partnerships        1,275,973    1,435,379

Stockholder's equity                         12,041,131    9,785,989
                                            -----------  -----------
Total liabilities and stockholder's equity  $99,383,594  $85,110,622
                                            -----------  -----------
                                            -----------  -----------

SEE ACCOMPANYING NOTES.

        Condensed Consolidated Statements of Income for the six months ended March 31, 1998 and 1997 (unaudited)

                                                         Six Months Ended
                                                             March 31
                                                         1998         1997
                                                      -----------  -----------
REVENUES
Housing and land sales (324 units in 1998 and
    168 units in 1997)                                $53,654,721  $27,797,148
Recognition of deferred income                          1,264,371          ---
Other                                                      23,879       25,528
                                                      -----------  -----------
                                                       54,942,971   27,822,676

COST OF SALES
Housing costs, including amortization of capitalized
interest and real estate taxes of $1,672,193 in
1998 and $ 747,340 in 1997                             45,224,337   22,815,212
Amortization of capitalized project costs               5,916,721    3,815,935
                                                      -----------  -----------
Profit                                                  3,801,913    1,191,529

Other costs and expenses                                2,001,406      904,424
                                                      -----------  -----------

Income before investors share of income in majority-
owned land development and housing partnerships         1,800,507      287,105
Investors' share of income in majority-owned
land development and housing partnerships                  42,365       77,876
                                                      -----------  -----------
Income before income taxes                              1,758,142      209,229
Income taxes                                              703,000       68,853
                                                      -----------  -----------
Net income                                            $ 1,055,142  $   140,376
                                                      -----------  -----------
                                                      -----------  -----------

See accompanying notes.

              Condensed Consolidated Statements of Income for the three months ended March 31, 1998 and March 31, 1997

                                                          Three Months Ended
                                                               March 31
                                                          1998         1997
                                                       ----------  -----------
REVENUES
Housing and land sales (152 units in 1998 and 97
 units in 1997)                                       $30,827,045  $15,981,030
Other                                                      17,786        6,377
                                                      -----------  -----------
                                                       30,844,831   15,987,407
COST OF SALES
Housing costs, including amortization of
 capitalized interest and real estate taxes
 of $737,077 in 1998 and $498,763 in 1997              25,560,537   13,347,624
Amortization of capitalized project costs               3,772,536    2,247,421
                                                      -----------  -----------
Profit                                                  1,511,758      392,362

Other costs and expenses                                1,318,822      456,438
                                                      -----------  -----------

Income before investors share of income in
 majority-owned land development and housing
 partnerships                                             192,936      (64,076)
Investors' share of income in majority-owned
 land development and housing partnerships                (16,270)      11,495
                                                      -----------  -----------
Income before income taxes                                209,206      (52,581)
Income taxes                                               95,984       41,062
                                                      -----------  -----------
Net income                                            $   113,222  $   (11,519)
                                                      -----------  -----------
                                                      -----------  -----------

SEE ACCOMPANYING NOTES.

           Condensed Consolidated Statements of Stockholder's Equity
            for the six months ended March 31, 1998 (unaudited) and
                  the year ended September 30, 1997 (audited)

                                                       Additional
                                            Common       Paid-in      Retained
                                             Stock       Capital      Earnings
                                            ------     ----------   -----------
Balance at September 30, 1996                 $100     $    3,900   $ 9,063,386
Net income                                                              718,603
                                            ------     ----------   -----------
Balance at September 30, 1997                  100          3,900     9,781,989
Net income                                                            1,055,142
Capital contribution                                    1,200,000
                                            ------     ----------   -----------
Balance at  March 31, 1998                    $100     $1,203,900   $10,837,131
                                            ------     ----------   -----------
                                            ------     ----------   -----------

SEE ACCOMPANYING NOTES.

           Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1997 (unaudited)

                                                      Six Months Ended March 31,
                                                          1998          1997
                                                     ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                           $  1,055,142   $    140,376
Adjustments to reconcile net income to net cash
 used in operating activities:
  Investors' share of equity in majority-owned
   land development and housing partnerships               42,365         77,876
  Changes in operating assets and liabilities:
   (Increase) in housing inventories                   (8,711,024)   (14,848,416)
   (Increase) decrease in land held for future
    development                                        (5,084,054)    (2,389,942)
   Decrease in due from Parent                          1,374,989      2,020,111
   (Increase) in notes receivables                       (279,206)
   (Increase) in other assets                             (26,564)    (1,285,796)
   (Decrease) increase in accounts payable and
    accrued liabilities                                (1,512,242)      (271,244)
   Decrease in deferred income                         (1,264,371)    (1,066,107)
   (Decrease) increase in deposits from home buyers       (85,517)       434,330
                                                     ------------   ------------
Net cash used in operating activities                 (14,490,482)   (17,188,812)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) decrease in due from managed properties         (6,128)        51,008
                                                     ------------   ------------
Net cash provided by investing activities                  (6,128)        51,008

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other notes
 payable                                               72,820,321     43,265,524
Repayments of development loans and other notes
 payable                                              (64,886,895)   (28,413,280)
Net proceeds from mandatory redemption debentures       5,863,716
Contributions from investors in majority-owned
 land development and housing partnerships                295,600
Distributions to investors in majority-owned land
 development and housing partnerships                    (497,371)      (633,059)
Change in capitalization                                1,200,000
                                                     ------------   ------------
Net cash provided by financing activities              14,795,371     16,219,185
                                                     ------------   ------------
Increase (decrease) in cash and cash equivalents          298,761       (918,619)
Cash and cash equivalents at beginning of year          1,105,368      1,146,443
                                                     ------------   ------------
Cash and cash equivalents at end of period           $  1,404,129   $    227,824
                                                     ------------   ------------
                                                     ------------   ------------

SEE ACCOMPANYING NOTES.

  Notes to the Condensed Consolidated Interim Financial Statements (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated interim financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim statements should be read in conjunction with the Company's audited financial statements incorporated by reference to the Company's September 30, 1997 financial statements filed on Form 10-K as certain footnote disclosures which substantially duplicate those contained in such audited financial statements have been omitted from these condensed interim financial statements. In the opinion of management, the interim financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods.

2.   HOUSING INVENTORIES

Housing inventories consisted of the following:

                                                     March 31,   September 30,
                                                       1998          1997
                                                   -----------   -------------
     Land under development, including site
     development costs                             $34,375,007     $32,509,293
     Direct construction costs                      20,220,340      17,573,716
     Capitalized project costs                      21,645,004      16,993,716
     Land held for sale                              3,703,433       4,156,035
                                                   -----------     -----------
                                                   $79,943,784     $71,232,760
                                                   -----------     -----------
                                                   -----------     -----------

3.   NOTES RECEIVABLE

     During the quarter ended December 31, 1997, the affiliated interests in 22 model homes were sold to non-affiliated parties. The deferred gain relating to these transactions was recognized in the quarter.

4.   MANDATORY REDEMPTION DEBENTURES

     During the first quarter of fiscal 1998, the Company sold 1,015 mandatory redemption debentures with a par value of $1,000 per debenture at a price of $985 per debenture. The gross proceeds from the offering totaled $6,999,410. Offering expenses totaled $1,135,694. The debentures are due March 15, 2005 and bear interest at 11%. Interest is payable quarterly commencing in March, 1998. The debentures are to be redeemed semi-annually commencing in September, 1999 in amounts of $592,164.

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

     The following analysis of the Company's consolidated financial condition and results of operations as of March 31, 1998 and September 30, 1997 and for the six months ended March 31, 1998 and 1997 should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and other information included elsewhere in this Report.

GENERAL

     The Company generates revenue from the interrelated activities of land acquisition, development and homebuilding. The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction, except where the home is being constructed on a speculative basis or to be used as a model home. As of March 31, 1998, the Company had 391 homes built or under construction (including winter foundations), of which 297 were under contract for sale. The number of homes under construction prior to execution of sales contracts tends to vary by season reflecting the fact that weather conditions in the Chicago and western Michigan markets necessitate starting foundation construction in the fall and early winter months prior to executing purchase agreements to ensure available inventory for winter sales and spring closings. The Company does not recognize a sale for accounting purposes until the sale of a home or lot is closed. The time period from execution of a purchase agreement to the closing of the sale of a home generally ranges from six to nine months.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED MARCH 31, 1998 AND 1997. Revenues from housing and land sales increased approximately $25.8 million or 93% for the six months ended March 31, 1998 from approximately $27.7 million to approximately $53.6 million. The increase in revenue resulted from an increase in the volume of homes and lots closed during the period.

During the six months ended March 31, 1998, the Company closed on the sale of 263 homes and 61 lots at an average selling price for homes of $165,600 compared to 162 homes and 6 lots at an average selling price for homes of $165,459 in the same period ended March 31, 1997. The Company believes that the volume increase reflected an increase in demand for the Company's homes and lots and an increase in the number of housing starts. The Company also recognized income totaling approximately $1.2 million during the six-month period ended March 31, 1998. Recognition of this income had been deferred from previous quarters since it was generated from a sale transaction with affiliates.

     Housing costs, including amortization of capitalized interest and real estate taxes, increased during the six-month period ended March 31, 1998 from approximately $22.8 million to approximately $45.2 million as compared to the same period ended March 31, 1997. The increase in these costs resulted mainly from increases in the number of homes constructed, sold and closed during the period as compared to the same period ended March 31, 1997 and a corresponding increase in expense incurred related to interest and real estate taxes previously capitalized. As a percentage of housing and land sales revenue, however, housing costs increased from 82.0% during the six months ended March 31, 1997 to 84.3% during the six months ended March 31, 1998. This increase was also caused by the change in the mix of homes (lower-priced) sold during the six-month period ended March 31, 1998 as compared to the six-month period ended March 31, 1997. Other costs and expenses also increased from approximately $.9 million for the six months ended March 31, 1997 to approximately $2.0 million for the six months ended March 31, 1998. The increase in these costs and expenses was due to the increase in the number of homes closed between the two periods which resulted in additional selling and general administrative costs. Income after adjusting for minority interests in Company-controlled land development and housing partnership, and income taxes increased from approximately $.3 million for the six months ended March 31, 1997 to approximately $1.8 million for the six months ended March 31, 1998. Total earnings, which reflects net income after minority interests and income taxes increased to $.1 million for the six months ended March 31, 1997 from $1.1 million for the six months ended March 31, 1997.

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997. Revenues from housing and land sales increased approximately $14.8 million or 93% for the three months ended March 31, 1998 from approximately $16.0 million to approximately $30.8 million. The increase in revenue resulted from an increase in the volume of homes and lots closed during the period. During the three months ended March 31, 1998, the Company closed on the sale of 130 homes and 22 lots at an average selling price for homes of $202,810 compared to 94 homes and three lots at an average selling price for homes of $164,750 in the same period ended March 31, 1997. The Company believes that the volume increase reflected an increase in demand for the Company's homes and lots and an increase in the number of housing starts. Further, the average home price increased as a result of a change in the mix of homes closed in the three-month period ended March 31, 1998 compared to the three-month period ended March 31, 1997.

     Housing costs, including amortization of capitalized interest and real estate taxes, increased during the three-month period ended March 31, 1998 from approximately $13.3 million to approximately $25.5 million as compared to the same period ended March 31,

1997. The increase in these costs resulted mainly from increases in the number of homes constructed, sold and closed during the period as compared to the same period ended March 31, 1997 and a corresponding increase in expense incurred related to interest and real estate taxes previously capitalized. Other costs and expenses also increased from approximately $2.2 million for the three months ended March 31, 1997 to approximately $3.7 million for the three months ended March 31, 1998. The increase in these costs and expenses was due to the increase in the number of homes closed between the two periods which resulted in additional selling and general administrative costs. Income after adjusting for minority interests in Company-controlled land development and housing partnership and income taxes increased from a loss of approximately $52,000 for the three months ended Mach 31, 1997 to approximately $210,000 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at March 31, 1998 and September 30, 1997 was approximately $1.4 million and 1.1 million, respectively. The Company typically finances the acquisition of land parcels and the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) by drawing on various acquisition and development lines of credit (the "A&D Lines"), including a $25 million line of credit from Residential Funding Corp. which can be used solely to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line II"). Under the agreements governing the A&D Lines, the Company may generally draw up to 75-80% of the value of the land and improvements (based on an as-built appraisal) to fund acquisition and development costs. Based on the outstanding balance of the A&D Lines at the end of each month, an interest charge is either paid by the Company if the particular loan does not have an interest reserve or is funded through an additional draw on the loan. As of March 31, 1998, and September 30, 1997, the Company had total indebtedness of approximately $27.1 million and $19.3 million, respectively, outstanding on its A&D Lines, including $15.7 million and $10.7 million, respectively, on the Residential Line II.

     Once construction of a home commences, the Company is able to draw on two lines of credit, a $25 million facility with Heller Financial (the "Heller Line") and a second line in the amount of $25 million from Residential Funding Corp. (the "Residential Line I," collectively with the "Residential Line II," the "Residential Lines") to finance the costs associated with constructing a home and preparing a lot for delivery and the home for sale to the end purchaser. As noted herein, the Company typically does not commence construction of a home until a buyer executes a purchase contract. As of March 31, 1998 and September 30, 1997, the Company had total indebtedness of approximately $32.8 million and $29.6 million, respectively, outstanding on these two lines.

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

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the relevant A&D Line as well as the Heller Line or Residential Line I, as the case may be. Thus, the amount of indebtedness outstanding on these lines fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the six months ended March 31, 1998 and 1997, the Company made principal reductions of approximately $41.6 million and $22.4 million, respectively, on these lines. As of May 11, 1998, the Company had approximately $3.6 million available for borrowing under its credit facilities. Draws on the Heller Line bear interest at a variable rate equal to the General Electric Capital Corporation Composite Commercial Paper Rate plus 3.75% per annum (9.3% as of May 11,
1998). Draws on the Heller Line which are outstanding on May 31, 1998 automatically convert to a term loan maturing on May 31, 1999. The Company is analyzing its need to replace the Heller Line. If the Company decides that such a line is desirable, the Company will then review its options for a replacement facility. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.75% as of May 11, 1998). The Residential Lines each mature on March 14, 2001.

     From time to time, the Company also incurs indebtedness secured by specific projects for specific acquisition and development activities. As of March 31, 1998 and September 30, 1997, the Company had approximately $11.4 million and $7.8 million, respectively, of this indebtedness outstanding, all of which was secured by certain of the Company's assets. The indebtedness outstanding as of March 31, 1998 generally matures between 1998 and 2001 and bears interest at a rate of approximately 9.50% per annum.

     On December 22, 1997 the Company completed the sale of approximately $7.1 million of Debentures which bear interest at the rate of 11% per annum. The Company realized net proceeds of approximately $5.9 million after paying underwriting discounts and expenses of the offering. The net proceeds were utilized to repay indebtedness aggregating approximately $2.6 million with the remainder applied to reduce indebtedness under the Heller Line (defined below). For additional information about the offering, see item (c) of "Changes in Securities" on the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997.

     The Company believes that the capital available under the lines of credit described herein, project specific indebtedness and cash flow from the sale of model homes and internally generated funds will be sufficient to meet the Company's reasonably anticipated needs for working capital and liquidity for the foreseeable future. If these amounts prove insufficient, however, the Company would likely have to raise additional capital (debt or equity or both) from third parties. There can be no assurance that additional capital, either in the form of equity or debt, will be available on terms and conditions acceptable to the Company, if at all.

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company's operating activities utilized cash during the six-month periods ended March 31, 1998 and 1997 of approximately $14.5 million and $17.2 million, respectively. The Company utilized cash flow generated during the six-month periods ended March 31, 1998 and 1997 to increase the Company's housing inventories ($8.7 million and $14.9 million, respectively), and to increase land held for future development (approximately $5.1 million and $24 million) offset by a (decrease ) in the Company's accounts payable (approximately $1.5 million and $1.1 million). For the six months ended March 31, 1998, the decrease in the Company's accounts payable reflects a decrease in amounts owed to vendors and other subcontractors offset by an increase in the number of homes being constructed by the Company.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. The Company's financing activities provided the bulk of the Company's cashflow during the six months ended March 31, 1998 and 1997. Net cash provided by financing activities during these periods was approximately $14.7 million and $16.2 million. In each case, the bulk of the proceeds were comprised almost entirely of proceeds from development loans and other notes payable of approximately $72.8 million and $43.2 million, respectively, offset by repayments on development loans and other notes payable of approximately $64.9 million and $28.4 million, respectively. The increase in borrowing activity in each time period reflects increases in the amount of funds necessary to finance the Company's construction and development activities as reflected by increases in the number of homes constructed and sold by the Company in each period when compared to the prior comparable period. These borrowings are typically repaid from the proceeds of housing or lot sales and then reborrowed by the Company to fund construction costs. Thus, borrowings on the Company's lines of credit (described above) fluctuate significantly based on the level of the Company's activities. In addition, during the six months ended March 31, 1998, the Company also received net proceeds of approximately $5.8 million from sale of the debentures.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by or used for investing activities was not significant for the six months ended March 31, 1998 and 1997.

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

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

     (b)  No reports on Form 8-K were filed during the quarter

                                      SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HOMES, INC.


By: /s/  Edward Havlik                                  Date: May 14, 1998
   -----------------------------------
     Edward Havlik
     President

By: /s/  William J. Crock, Jr.                          Date: May 14, 1998
   -----------------------------------
     William J. Crock, Jr.
     Executive Vice President,
     Chief Financial Officer,
     Secretary and Treasurer
     (Principal Financial Officer
      and Principal Accounting
      Officer).

                                    EXHIBIT INDEX


  Exhibit     Description
  -------     -----------
      3.1  -  Articles of Incorporation of United Homes, Inc.(1)
      3.2  -  Bylaws of United Homes, Inc.(1)
     27.1  -  Financial Data Schedule*


----------------------------
* Filed herewith

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed August 19, 1997.