Form 10-Q
period 1998-06-30
UNITED HOMES INC
filed 1998-08-14
CIK 1010047

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1998

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

             Condensed Consolidated Balance Sheets as of June 30, 1998
                   (unaudited) and September 30, 1997 (audited). . . . . . . . . . .1
             Condensed Consolidated Statements of Income for the nine months ended June 30, 1998 and 1997 (unaudited)  . . . . . . . . . . . .2
             Condensed Consolidated Statements of Income for the three months ended June 30, 1998 and June 30, 1997 (unaudited) . . . . . . . .3
             Condensed Consolidated Statements of Stockholder's Equity for the
                   nine months ended June 30, 1998 (unaudited) and the year
                   ended September 30, 1997 (audited). . . . . . . . . . . . . . . .4
             Consolidated Statements of Cash Flows for the nine months ended
                   June 30, 1998 and 1997 (unaudited). . . . . . . . . . . . . . . .5
             Notes to the Condensed Consolidated Interim Financial Statements
                   (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .6

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

    Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited)
                     and September 30, 1997 (audited)

                                              June 30,   September 30,
                                                1998        1997
                                            (unaudited)   (audited)
                                            -----------  -----------
ASSETS
Cash and cash equivalents                    $   741,752 $ 1,105,368
Housing inventories                           81,613,947  71,232,760
Land held for future development               6,805,488   2,352,502
Investment in real estate partnership            541,243     541,243
Due from Parent                                3,367,135   4,159,383
Notes receivable                               4,526,986   3,902,000
Other                                          1,540,886   1,817,366
                                            -----------  -----------
Total assets                                  99,137,437  85,110,622
                                             ----------  -----------
                                             ----------  -----------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities      12,344,275  19,300,714
Deferred income                                        0   1,264,371
Deposits from home buyers                        866,341     963,233
Development loans and other notes payable     66,075,992  52,360,936
Mandatory redemption debentures                7,106,000           0
                                              ---------- -----------
Total liabilities                             86,392,608  73,889,254

Investors' equity in majority-owned land
  development and housing partnerships         1,044,450   1,435,379

Stockholder's equity                          11,700,379   9,785,989
                                              ---------- -----------
Total liabilities and stockholder's equity   $99,137,437 $85,110,622
                                              ---------- -----------
                                              ---------- -----------

SEE ACCOMPANYING NOTES.

        Condensed Consolidated Statements of Income for the Nine Months
                   ended June 30, 1998 and 1997 (unaudited)

                                                         Nine Months Ended
                                                              June 30
                                                         1998         1997
                                                      -----------  -----------
REVENUES
Housing and land sales (435 units in 1998 and
    310 units in 1997)                                $76,962,788   $50,805,453
Recognition of deferred income                          1,264,371           ---
Other                                                      28,711        36,084
                                                      -----------   -----------
                                                       78,255,870    50,841,537

COST OF SALES
Housing costs, including amortization of capitalized
interest and real estate taxes of $2,917,989 in
1998 and $ 2,077,453 in 1997                           63,574,610    41,753,434
Amortization of capitalized project costs              11,019,418     6,378,109
                                                       ----------   -----------
Profit                                                  3,661,842     2,709,994

Other costs and expenses                                2,342,329     1,901,279
                                                        ---------   -----------

Income before investors share of income in majority-
owned land development and housing partnerships         1,319,513       808,715
Investors' share of income in majority-owned
land development and housing partnerships                 128,863       464,946
                                                        ---------   -----------
Income before income taxes                              1,190,650       343,769
Income taxes                                              476,260       118,408
                                                        ---------   -----------
Net income                                              $ 714,390   $   225,361
                                                        ---------   -----------
                                                        ---------   -----------

See accompanying notes.

              Condensed Consolidated Statements of Income for the three months ended June 30, 1998 and June 30, 1997, (unaudited)

                                                          Three Months Ended
                                                               June 30
                                                          1998         1997
                                                       ----------  -----------
REVENUES
Housing and land sales (111 units in 1998 and 142
 units in 1997)                                       $23,308,067  $23,008,305
Other                                                       4,832       10,556
                                                      -----------  -----------
                                                       23,312,899   23,018,861
COST OF SALES
Housing costs, including amortization of
 capitalized interest and real estate taxes
 of $1,245,796 in 1998 and $1,330,113 in 1997          18,350,273   18,938,222
Amortization of capitalized project costs               5,102,697    2,562,174
                                                      -----------  -----------
Profit (L0ss)                                           (140,071)    1,518,465

Other costs and expenses                                  340,923      996,855
                                                      -----------  -----------

Income (Loss) before investors share of income in
 majority-owned land development and housing
 partnerships                                            (480,994)     521,610
Investors' share of income in majority-owned
 land development and housing partnerships                 86,498      387,070
                                                      -----------  -----------
Income (Loss) before income taxes                        (567,492)     134,540
Income taxes (Benefit)                                   (226,740)      49,555
                                                      -----------  -----------
Net income (Loss)                                        (340,752) $    84,985
                                                      -----------  -----------
                                                      -----------  -----------

SEE ACCOMPANYING NOTES.

           Condensed Consolidated Statements of Stockholder's Equity
            for the nine months ended June 30, 1998 (unaudited) and
                  the year ended September 30, 1997 (audited)

                                                       Additional
                                            Common       Paid-in      Retained
                                             Stock       Capital      Earnings
                                            ------     ----------   -----------
Balance at September 30, 1996                 $100     $    3,900   $ 9,063,386
Net income                                                              718,603
                                              ----     ----------   -----------
Balance at September 30, 1997                  100          3,900     9,781,989
Net income                                                              714,390
Capital contribution                                    1,200,000
                                              ----     ----------   -----------
Balance at June 30, 1998                      $100     $1,203,900   $10,496,379
                                              ----     ----------   -----------
                                              ----     ----------   -----------

SEE ACCOMPANYING NOTES.

           Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and 1997 (unaudited)

                                                      Nine Months Ended June 30,
                                                          1998          1997
                                                     ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                            $    714,390  $    225,361
Adjustments to reconcile net income to net cash
 used in operating activities:
  Investors' share of equity in majority-owned
   land development and housing partnerships                             464,946
  Changes in operating assets and liabilities:
   (Increase) in housing inventories                   (10,381,187)  (25,832,459)
   (Increase) decrease in land held for future
    development                                         (4,452,986)    1,467,556
   Decrease in due from Parent                             792,248       305,187
   (Increase) in notes receivables                        (624,986)   (1,200,982)
   (Increase) in other assets                            1,440,287       207,988
     Decrease) increase in accounts payable and
    accrued liabilities                                 (6,956,439)    2,305,243
   Decrease in deferred income                          (1,264,371)      766,526
   (Decrease) increase in deposits from home buyers        (96,892)      660,918
                                                       ------------  ------------
Net cash used in operating activities                  (20,829,936)  (20,629,716)

CASH FLOW FROM INVESTING ACTIVITIES
(Increase) decrease in due from managed properties          78,417       (41,625)
                                                       ------------  ------------
Net cash provided by investing activities                   78,417       (41,625)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other notes
 payable                                                92,573,330    93,474,338
Repayments of development loans and other notes        (78,858,274)  (71,320,078)
 payable
Net proceeds from mandatory redemption debentures        5,863,776
Contributions from investors in majority-owned
 land development and housing partnerships
Distributions to investors in majority-owned land      (390,929)
 development and housing partnerships                                 (1,161,847)
Change in capitalization                                 1,200,000
                                                        ----------   ------------
Net cash provided by financing activities               20,387,903    20,992,413
                                                        ----------   ------------
Increase (decrease) in cash and cash equivalents          (363,616)      321,072
Cash and cash equivalents at beginning of year           1,105,368       824,162
                                                        ----------   ------------
Cash and cash equivalents at end of period              $  741,752   $ 1,145,234
                                                        ----------   ------------
                                                        ----------   ------------

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

2.   HOUSING INVENTORIES

Housing inventories consisted of the following:

                                                     June 30,    September 30,
                                                       1998          1997
                                                   -----------   -------------
     Land under development, including site
     development costs                               $36,088,000   $32,509,293
     Direct construction costs                        19,756,113    17,573,716
     Capitalized project costs                        22,081,884    16,993,716
     Land held for sale                                3,687,950     4,156,035
                                                     -----------    -----------
                                                     $81,613,947   $71,232,760
                                                     -----------   -----------
                                                     -----------   -----------

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

     The following analysis of the Company's consolidated financial condition and results of operations as of June 30, 1998 and September 30, 1997 and for the nine months and three months ended June 30, 1998 and June 30,1997 should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and other information included elsewhere in this Report.

GENERAL

     The Company generates revenue from the interrelated activities of land acquisition, development and homebuilding. The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction, except where the home is being constructed on a speculative basis or to be used as a model home. As of June 30, 1998, for fiscal year 1998 the Company had 367 homes built or under construction (including winter foundations), of which 352 were under contract for sale. The number of homes under construction prior to execution of sales contracts tends to vary by season reflecting the fact that weather conditions in the Chicago and western Michigan markets necessitate starting foundation construction in the fall and early winter months prior to executing purchase agreements to ensure available inventory for winter sales and spring closings. The Company does not recognize a sale for accounting purposes until the sale of a home or lot is closed. The time period from execution of a purchase agreement to the closing of the sale of a home generally ranges from six to nine months.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997. Revenues from housing and land sales increased approximately $27.5 million or 54% for the nine months ended June 30, 1998 from approximately $50.8 million to approximately $78.3 million. The increase in revenue resulted from an increase in the volume of homes and lots closed during the period.

During the nine months ended June 30, 1998, the Company closed on the sale of 370 homes and 65 lots at an average selling price for homes of $184,600 compared to 280 homes and 30 lots at an average selling price for homes of $179,000 in the same period ended June 30, 1997. The Company believes that the volume increase reflected an increase in demand for the Company's homes and lots and an increase in the number of housing starts. The Company also recognized income totaling approximately $1.2 million during the nine-month period ended June 30, 1998. Recognition of this income had been deferred from previous quarters since it was generated from a sale transaction with affiliates.

     Housing costs, including amortization of capitalized interest and real estate taxes, increased during the nine-month period ended June 30, 1998 from approximately $41.8 million to approximately $63.6 million as compared to the same period ended June 30, 1997. The increase in these costs resulted mainly from increases in the number of homes constructed, sold and closed during the period as compared to the same period ended June 30, 1997 and a corresponding increase in expense incurred related to interest and real estate taxes previously capitalized. As a percentage of housing and land sales revenue, however, housing costs increased from 80.9% during the nine months ended June 30, 1997 to 81.2% during the nine months ended June 30, 1998. This increase was also caused by the change in the mix of homes sold during the nine-month period ended June 30, 1998 as compared to the nine-month period ended June 30, 1997. Other costs and expenses also increased from approximately $1.9 million for the nine months ended June 30, 1997 to approximately $2.3 million for the nine months ended June 30, 1998. The increase in these costs and expenses was due to the increase in the number of homes closed between the two periods which resulted in additional selling and general administrative costs. Income after adjusting for minority interests in Company-controlled land development and housing partnership, and income taxes increased from approximately $0.8 million for the nine months ended June 30, 1997 to approximately $1.3 million for the nine months ended June 30, 1998. Total earnings, which reflects net income after minority interests and income taxes increased from $0.2 million for the nine months ended June 30, 1997 to $0.7 million for the nine months ended June 30, 1998.

     THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997. Revenues from housing and land sales increased approximately $.3 million or 1% for the three months ended June 30, 1998 from approximately $23.0 million to approximately $23.3 million. The increase in revenue resulted from an increase in the average selling price of homes offset by a decrease in volume of homes and lots closed during the period. During the three months ended June 30, 1998, the Company closed on the sale of 111 homes and 0 lots at an average selling price for homes of $210,000 compared to 139 homes and 3 lots at an average selling price for homes of $164,800 in the same period ended June 30, 1997. The average home price increased as a result of a change in the mix of homes closed in the three-month period ended June 30, 1998 compared to the three-month period ended June 30, 1997.

     Housing costs, including amortization of capitalized interest and real estate taxes, decreased during the three-month period ended June 30, 1998 from approximately $18.9 million to approximately $18.4 million as compared to the same period ended June 30,

1997. The decrease in these costs resulted mainly from decreases in the number of homes constructed, sold and closed during the period as compared to the same period ended June 30, 1997 and a corresponding decrease in expense incurred related to interest and real estate taxes previously capitalized. Other costs and expenses also decreased from approximately $1.0 million for the three months ended June 30, 1997 to approximately $0.3 million for the three months ended June 30, 1998. The decrease in these costs and expenses was due to the decrease in the number of homes closed between the two periods which resulted in lower selling and general administrative costs. Income after adjusting for minority interests in Company-controlled land development and housing partnership and income taxes decreased from a profit of approximately $0.5 million for the three months ended June 30, 1997 to a loss of approximately $(0.5) million for the three months ended June 30, 1998. Total earnings (loss), which reflects net income (loss) after minority interests and income taxes decreased from a profit of approximately $0.1 million for the three months ended June 30, 1997 to a loss of approximately $(0.3) million for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at June 30, 1998 and September 30, 1997 was approximately $0.7 million and 1.1 million, respectively. The Company typically finances the acquisition of land parcels and the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) by drawing on various acquisition and development lines of credit (the "A&D Lines"), including a $25 million line of credit from Residential Funding Corp. which can be used solely to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line II"). Under the agreements governing the A&D Lines, the Company may generally draw up to 75-80% of the value of the land and improvements (based on an as-built appraisal) to fund acquisition and development costs. Based on the outstanding balance of the A&D Lines at the end of each month, an interest charge is either paid by the Company if the particular loan does not have an interest reserve or is funded through an additional draw on the loan. As of June 30, 1998, and September 30, 1997, the Company had total indebtedness of approximately $33.1 million and $19.3 million, respectively, outstanding on its A&D Lines, including $10.8 million and $10.7 million, respectively, on the Residential Line II.

     Once construction of a home commences, the Company is able to draw on two lines of credit, a $25 million facility with Heller Financial (the "Heller Line") and a second line in the amount of $25 million from Residential Funding Corp. (the "Residential Line I," collectively with the "Residential Line II," the "Residential Lines") to finance the costs associated with constructing a home and preparing a lot for delivery and the home for sale to the end purchaser. As noted herein, the Company typically does not commence construction of a home until a buyer executes a purchase contract. As of June 30, 1998 and September 30, 1997, the Company had total indebtedness of approximately $39.1 million and $29.6 million, respectively, outstanding on these two lines. As of June 22, 1998, the $25 million Heller
line of credit was converted to a $13 million project loan.   The Heller
project loan bears interest at 3.75% over the Libor rate and has a maturity date of December 15, 1998. The Heller facility had one subdivision (the same project) remaining before the line was converted to a project loan. The Company does not believe the conversion of this Heller line of credit facility will have a material impact on its ability to finance its construction of homes. In effect, on June 30, 1998, the Heller Line was zero as the conversion occurred on June 22.

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

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the relevant A&D Line as well as the Heller Line or Residential Line I, as the case may be. Thus, the amount of indebtedness outstanding on these lines fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the nine months ended June 30, 1998 and 1997, the Company made principal reductions of approximately $78.8 million and $71.3 million, respectively, on these lines. As of August 10, 1998, the Company had approximately $1.0 million available for borrowing under its credit facilities. Draws on the Heller Line bear interest at a variable rate equal to the General Electric Capital Corporation Composite Commercial Paper Rate plus 3.75% per annum (9.3% as of May 11,
1998). The Heller Line was paid in full on June 22, 1998 when the Heller Line was converted to a term project loan. Draws on the Heller Line which are outstanding on May 31, 1998 automatically convert to a term loan maturing on May 31, 1999. The Company is analyzing its need to replace the Heller Line. If the Company decides that such a line is desirable, the Company will then review its options for a replacement facility. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.75% as of May 11, 1998). The Residential Lines each mature on March 14, 2001.

     From time to time, the Company also incurs indebtedness secured by specific projects for specific acquisition and development activities. As of June 30, 1998 and September 30, 1997, the Company had approximately $22.4 million and $7.8 million, respectively, of this indebtedness outstanding, all of which was secured by certain of the Company's assets. The indebtedness outstanding as of June 30, 1998 generally matures between 1998 and 2001 and bears interest at a rate of approximately 9.50% per annum.

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

     On June 9, 1998, Residential Funding Corporation (a) increased the aggregate available under the Residential Lines to $55 million from $50 million to allow for additional construction of homes and working capital, and (b) made a $7 million term loan (the RFC Term Loan) to the Company. The RFC Term Loan bears interest at 15% per annum and is due on November 15, 1998. The RFC Term Loan is secured by assignments of certain real estate sale contracts executed by the Company, pursuant to which the Company has contracted to or is negotiating to sell certain of its land assets.

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company's operating activities utilized cash during the nine-month periods ended June 30, 1998 and June 30, 1997 of approximately $20.8 million and $20.6 million, respectively. The Company utilized cash flow generated during the nine-month periods ended June 30, 1998 and 1997 to increase the Company's housing inventories ($10.4 million and $25.8 million, respectively), and to increase land held for future development (approximately $4.5 million and $1.5 million) offset by a (decrease ) in the Company's accounts payable (approximately $7.0 million and $2.3 million). For the nine months ended June 30, 1998, the decrease in the Company's accounts payable reflects a decrease in amounts owed to vendors and other subcontractors offset by an increase in the number of homes being constructed by the Company.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. The Company's financing activities provided the bulk of the Company's cashflow during the nine months ended June 30, 1998 and 1997. Net cash provided by financing activities during these periods was approximately $20.4 million and $20.9 million, respectively. In each case, the bulk of the proceeds were comprised almost entirely of proceeds from development loans and other notes payable of approximately $92.6 million and $93.4 million, respectively, offset by repayments on development loans and other notes payable of approximately $78.9 million and $71.3 million, respectively. The increase in borrowing activity in each time period reflects increases in the amount of funds necessary to finance the Company's construction and development activities as reflected by increases in the number of homes constructed and sold by the Company in each period when compared to the prior comparable period. These borrowings are typically repaid from the proceeds of housing or lot sales and then reborrowed by the Company to fund construction costs. Thus, borrowings on the Company's lines of credit (described above) fluctuate significantly based on the level of the Company's activities. In addition, during the nine months ended June 30, 1998, the Company also received net proceeds of approximately $5.9 million from sale of the debentures.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by or used for investing activities was not significant for the nine months ended June 30, 1998 and June 30, 1997.

     INFLATION AND SEASONALITY. Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to increase the price of its housing products to cover these costs. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates in early 1995 and then again from mid-year 1995 through 1997. If rates increase, potential customers may be discouraged from purchasing a home due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed and sold year-round, particularly in the Phoenix Area and, in part, due to the Company's winter foundation program which allows it to maintain available inventory for winter sales and spring closings. A particularly harsh winter in the Midwest could, however, limit the Company's winter foundation program, thus impacting sales and closings the following spring in an adverse manner.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 27, 1998, the United States of America, on behalf of the Army Corporation of Engineers filed a suite against the Company in the Northern District of Illinois, Easter Division, Case No. 93C3242; claiming entitlement to relief under the Clean Water Act. In a timely manner, on June 9, 1998, the Company filed a Motion to Dismiss the Complaint. The Company believes the case filed is without merit. There is no reasonable determination at this point of the monetary amount of damages which would be awarded if the Company is unsuccessful in this case.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit Index

A Form 8-K was filed on June 26, 1998.

                                      SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HOMES, INC.


By: /s/  Edward Havlik                                  Date: August 14, 1998
   -----------------------------------
     Edward Havlik
     President

By: /s/  William J. Crock, Jr.                          Date: August 14, 1998
   -----------------------------------
     William J. Crock, Jr.
     Executive Vice President,
     Chief Financial Officer,
     Secretary and Treasurer
     (Principal Financial Officer
     and Principal Accounting
     Officer).

                                    EXHIBIT INDEX


  Exhibit     Description
  -------     -----------
      3.1  -  Articles of Incorporation of United Homes, Inc.(1)
      3.2  -  Bylaws of United Homes, Inc.(1)
     27    -  Financial Data Schedule*


- ----------------------------
* Filed herewith

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed August 19, 1997.