Form 10-K405
period 1998-09-30
UNITED HOMES INC
filed 1999-01-13
CIK 1010047

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

               [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended September 30, 1998

                                          OR

            [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from        to

                            Commission File Number 0-23347


                                   UNITED HOMES, INC.
                                --------------------------
                (Exact name of Registrant as specified in its charter)

               Illinois                                36-3978181
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

        2100 Golf Road, Rolling Meadows, IL                   60008
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code (847) 427-2450

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
    ---------------------         -------------------------------------------
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

                                  TABLE OF CONTENTS


                                                                          PAGE
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
   Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . .  3
   Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . .  7
   Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  8
   Item 4.   Submission of Matters to a Vote of Security Holders . . . . .  8

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
   Item 5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters . . . . . . . . . . . . . . . . . . . . .  9
   Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . 11
   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . . . . 12
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk. . 20
   Item 8.   Financial Statements and Supplementary Data . . . . . . . . . 20
   Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . 20

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
   Item 10.  Directors and Executive Officers of the Registrant  . . . . . 21
   Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . 23
   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management  . . . . . . . . . . . . . . . . . . . . . . . . . 24
   Item 13.  Certain Relationships and Related Transactions  . . . . . . . 24

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26
   Item 14.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . 26

                                        PART I


                      SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements in this Report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be found in the material set forth under "Business," "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") as well as within this Report generally. In addition, when used in this Report, the words "believes," "intends," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties described in more detail under MD&A - Factors Affecting the Company's Business. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in this Report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 1.   BUSINESS

     AS USED HEREIN, THE "COMPANY" MEANS UNITED HOMES, INC. ("UNITED"), AND UNITED'S WHOLLY-OWNED SUBSIDIARIES INCLUDING UNITED HOMES OF ILLINOIS, INC.; UNITED HOMES OF MICHIGAN, INC.; AND UNITED HOMES, INC., AN ARIZONA CORPORATION (INDIVIDUALLY, A "SUBSIDIARY," COLLECTIVELY THE "SUBSIDIARIES"). UNITED WAS FORMED IN 1994 TO CARRY ON THE HOMEBUILDING ACTIVITIES OF UNITED'S PARENT CORPORATION UNITED DEVELOPMENT MANAGEMENT COMPANY (THE "PARENT"). UNITED IS A WHOLLY-OWNED SUBSIDIARY OF THE PARENT.

     The Company is a fully-integrated land development and homebuilding company operating in the Chicago, Phoenix and western Michigan markets. The Company acquires undeveloped land and develops it into finished lots for residential subdivisions, and periodically options or purchases finished lots from third parties, primarily for the construction and sale of homes. The Company maintains an inventory of potential home sites (lots) by controlling undeveloped and developed land through options, contingent purchase agreements, joint ventures, partnerships and other contractual relationships with landowners ("Acquisition and Option Agreements"). The Company believes that this strategy allows it to control sites for future development and at the same time maximize use of its available capital. During the fiscal year ended September 30, 1998, the Company closed on the sale of 509 homes and 30 lots generating approximately $107.1 million in revenue from housing and land sales as compared to 531 homes, and 55 lots which generated approximately $92.7 million in revenue from housing and land sales during the fiscal year ended September 30, 1997. As of September 30, 1998, the Company had contracts to sell an additional 207 homes, and a current inventory of 982 improved lots.

     Prices for the Company's homes, including the lot, range from $99,000 to in excess of $450,000 per home. During the fiscal year ended September 30, 1998, the average price of a home sold by the Company was approximately $186,000. The Company markets its products to entry-level through semi-custom home buyers.

United's principal place of business is located at 2100 Golf Road, Suite 110, Rolling Meadows, Illinois 60008, and its telephone number is (847) 427-2450.

     OPERATING STRATEGY. The Company seeks to locate and control property for development while minimizing the amount of direct capital investment by monitoring and controlling the costs of designing, building and selling its homes and by carefully managing its inventory of undeveloped land, developed lots and unsold homes. The Company attempts to achieve this goal by maintaining an inventory of potential homesites (lots) by controlling undeveloped and developed land through Acquisition and Option Agreements for as long as possible prior to actual purchase of the land. As of September 30, 1998, the Company had 324 homes built or under construction to be sold or held as inventory located in 19 different subdivisions and in various stages of the construction process. A total of 207 of these homes were under contract to be sold. The Company rarely holds houses in inventory after completing construction, with the exception of model homes which are typically sold to a third party and then leased back. Homes in inventory not subject to a purchase contract are generally marketed to transferee home buyers or buyers who cannot wait for the construction cycle to be completed. Transferee buyers have traditionally represented a small portion of the Company's sales. A transferee buyer typically requires delivery of a new house within 30 to 60 days. The number of homes held in inventory will vary seasonally and with changes in the local and national economy. Generally, the Company attempts to develop homes in areas with limited competition and before purchasing any property employs an independent marketing consultant to analyze the real estate market in which the property is located. The Company's product mix includes both single-family and multifamily home designs which are sold through commissioned employees who work from sales offices located at each project or, in certain cases, through outside brokers. The Company markets its homes through a combination of newspaper, radio and television advertisements, direct mail, directional signage, special promotions, the Internet and referrals both from homebuyers and brokers.

     MARKETS/PRODUCT. The Company builds and sells homes in three market areas: Chicago, Phoenix and western Michigan.

     CHICAGO METROPOLITAN AREA. The Company's principal market is the Chicago metropolitan area which essentially consists of Cook, DuPage, Lake, McHenry, Will and Kane counties (the "Chicago Area"). The Chicago Area was ranked 88th in the nation by the National Association of Homebuilders ("NAHB") in population growth during the time period 1986-1995. According to Claritas, Inc., the population of the Chicago Area is projected to grow to approximately 7,769,000, up from the 1990 census figures of approximately 7,411,000 and is projected to rise to approximately 7,996,000 by 2002.

     United's subsidiary, United Homes of Illinois, Inc. was ranked by Tracy Cross & Associates, among the top twenty Illinois homebuilders for calendar years 1998 and 1997. During the fiscal year ended September 30, 1998, the Company closed on the sale of 394 homes including lots in the Chicago Area. Prices for the Company's Chicago Area homes range from $99,000 to in excess of $450,000.

     PHOENIX. The Company believes that the city of Phoenix and the surrounding metropolitan area (the "Phoenix Area") offers significant growth opportunities. Annual building permits issued for single-family residential units in the Phoenix MSA have increased from approximately 10,909 in 1990 to approximately 28,583 in the Phoenix-Mesa MSA in 1995. The Phoenix Area was ranked 12th in the nation by the NAHB in population growth during the time period 1986-1995. According to Claritas, Inc., the population of the Phoenix Area is projected to grow to approximately 2,815,000, up from the 1990 census figures of approximately 2,238,000 and is projected to rise to approximately 3,232,000 by 2002.

     United's subsidiary, United Homes, Inc., an Arizona corporation, has operated in the Phoenix Area since 1984. During the fiscal year ended September 30, 1998, the Company closed on the sale of 36 homes and lots in the Phoenix Area. Prices for the Company's homes in this market range from $110,000 to in excess of $400,000.

     WESTERN MICHIGAN. The Company conducts its homebuilding operations in western Michigan primarily in a 60 mile radius of Grand Rapids, Michigan which includes Holland and Kalamazoo, Michigan (the "Grand Rapids Area"). The Grand Rapids Area was ranked 54th in the nation by the NAHB for population growth during the time period 1986-1995. According to the U.S. Census Bureau, the 1997 population of the Grand Rapids MSA was approximately 1,015,000, up from the 1990 census figures of approximately 942,000 and is projected to increase to approximately 1,052,000 by 2002.

     United's subsidiary, United Homes of Michigan, Inc., was the second largest homebuilder in the Grand Rapids Area based on homes closed as of September 30, 1998. United Homes of Michigan, Inc. is currently exploring expanding its operations into Lansing, Ann Arbor and Detroit, Michigan, as well as Indianapolis, Indiana. The Company generally sells single-family homes to entry-level and move-up buyers with prices generally averaging $154,000 in this market which is below the market average of $165,000. During the fiscal year ended September 30, 1998, the Company closed on the sale of 109 homes in the Grand Rapids Area.

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

     Periodically, the Company uses Acquisition and Option Agreements to control finished lots developed by third parties. The Company believes that this approach allows it to control and market a large number of finished lots with minimal capital investment and limited development risk. Generally, under these agreements, the Company can continue to control these finished lots as long as the Company purchases a specified number of lots consistent with the Acquisition and Option Agreements. The Company attempts to ultimately build a majority of its homes on lots developed by the Company, although the Company occasionally builds homes on lots developed by third parties. During the fiscal year ended September 30, 1998, approximately 90% of the homes sold by the Company were built on lots developed by the Company.

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

     ECONOMIC CONDITIONS. The Company's business, as well as the real estate industry in general, is affected by a number of economic factors, including interest rates and inflation. Interest rates affect both the cost to individuals and builders of purchasing homes and lots from the Company, and the carrying cost of undeveloped land. During the past fiscal year, interest rates on residential mortgage loans declined slightly. In the past, the Company has increased the price of lots offered for sale to offset increased inflation. The factors mentioned above may reduce the number of persons who are able to afford the lots and homes offered by the Company. If interest rates and inflation increase substantially, the real estate and construction industries would be adversely affected and the Company's ability to sell its real estate could be significantly adversely affected.

     EMPLOYEES. As of September 30, 1998, the Company employed 101 full-time employees. The Company's employees are not covered by a collective bargaining agreement and the Company believes its relations with its employees are good.

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

     ENVIRONMENTAL LEGAL PROCEEDINGS. Except as discussed below, and as arising in the ordinary course of business, or covered by insurance, the Company currently is not subject to any environmental litigation or administrative proceedings. In addition to the below discussed action, the Company believes that its potential liability for environmental concerns can arise in one of two contexts: (i) liability could arise with respect to substances that are in, under or on land which the Company intends to acquire; or (ii) liability could arise in connection with how the Company intends to develop the land. With respect to a substance in, under or on land for which the Company could face environmental liability, the Company performs a Phase I environmental audit prior to acquiring the land. If the audit uncovers any environmental hazards on the land, the Company would not exercise the purchase option unless the hazard could be corrected at a reasonable cost. With respect to liabilities in connection with a planned development, the Company ascertains the availability of federal and state permits necessary for building and development before it exercises the options. If a planned development is not permissible under environmental laws, the Company will not exercise the option.

On May 27, 1998, the United States of America, on behalf of the Army Corps. Of Engineers, filed a suit against the Company in the Northern District of Illinois, Eastern Division, Case No. 93C3242; claiming entitlement to relief under the Clean Water Act. On July 9, 1998, the Company filed a motion to dismiss the complaint which motion is still pending. The Company believes the case was filed without merit. There is no reasonable determination at this point of the monetary damages which would be awarded if the Company is unsuccessful in the case. Management believes that resolution of this matter will not have a material effect on the Company's financial position, results of operation or cash flows.

ITEM 2.   PROPERTIES

     The following table summarizes the Company's inventory of homes and lots sold, but not yet closed, the current lot inventory and lots available for future development as of September 30, 1998:



                          Homes and Lots                        Lots Available for
                           Sold but not       Current Lot              Future
                            Closed (1)       Inventory (2)         Development (3)
 Illinois  . . . . .            111               670                  1,895
 Michigan  . . . . .             69               210                    771
 Arizona . . . . . .             27               102                     52
                                ---               ---                  -----
 Total . . . . . . .            207               982                  2,718
                                ---               ---                  -----
                                ---               ---                  -----


___________________

(1) Represent homes and lots subject to a purchase agreement which have not yet closed (sales backlog). Revenue is not recognized until the time of closing.

(2) Represents lots owned by the Company that are available for home construction which have not been sold. The Company typically constructs and sells one home on a lot.

(3) Represents undeveloped land that the Company either owns or controls through Acquisition and Option Agreements. There can be no assurance that the Company will actually develop the number of lots set forth in this chart. In addition, as noted herein there can be no assurance that the Company will purchase the land controlled through Acquisition and Option Agreements.


     As of September 30, 1998, the Company controlled, through Acquisition and Option Agreements, seven parcels of land for future development of homes. The acquisition of any particular parcel is subject to numerous conditions such as receipt by the Company of satisfactory environmental reports, engineering studies, surveys, favorable zoning determinations and acceptable financing. Below is a summary of the parcels subject to Acquisition and Option Agreements. There can be no assurance that the Company will complete the acquisitions on the terms and conditions set forth below, if at all.

     CLARENDON HILLS, ILLINOIS. The Company has a contract to acquire approximately 6.8 acres of land for a project of 50 units in Clarendon Hills, Illinois.

     FOX LAKE, ILLINOIS. The Company has a contract to acquire approximately 20 acres zoned and improved for construction of 155 units in Fox Lake, Illinois.

     ELLENTON, FLORIDA. The Company has a contract to acquire approximately 220 acres of land in Ellenton, Florida for a project of 508 units.

     STEVENS POINTE, MICHIGAN. The Company has a contract to acquire approximately 105 acres in Kent County, Michigan, for a project of 226 units.

     WOODSIDE GREEN, MICHIGAN. The Company has an option to acquire 30 acres of land for a project of 81 units in Holland, Michigan.

     CHANDLER, ARIZONA. The Company has concluded negotiations to acquire 84 platted lots in Chandler, Arizona.

     PRESCOTT, ARIZONA. The Company has two separate options to acquire 15 and 20 lots, respectively, in Prescott, Arizona.

ITEM 3.   LEGAL PROCEEDINGS

     On May 27, 1998, the United States of America, on behalf of the Army Corps. Of Engineers, filed a suit against the Company in the Northern District of Illinois, Eastern Division, Case No. 93C3242; claiming entitlement to relief under the Clean Water Act. On July 9, 1998, the Company filed a motion to dismiss the complaint which is still pending. The Company believes the case was filed without merit. There is no reasonable determination at this point of the monetary damages which would be awarded if the Company is unsuccessful in the case. Management believes that resolution of this matter will not have a material effect on the Company's financial position, results of operation or cash flows.

     In June, 1998, Axiom, Inc., an engineering firm employed by the Company at various projects, filed a suit claiming non-payment of fees for services provided. The Company has filed a counterclaim for damages due to defective work. The exposure to the Company based on response from its attorney from the filed lawsuit and the counterclaim is under $20,000.

     On August 20, 1998, the Village of Cary filed a Complaint in Equity with the Circuit Court of the Nineteenth Judicial Circuit, McHenry County, Illinois, seeking to, among other items, set aside condemnation proceeds, if and when awarded to the owner of a property known as Gentry Ridge, to allow the Village to build a sewer interceptor. The Company is no longer the owner of the subject property, but filed a motion to dismiss in November, 1998. Decision of the Motion to Dismiss is pending. The Company believes the suit as filed is without merit.

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

          Miller & Schroeder Financial, Inc. served as the underwriter (the "Underwriter") of the offering which was conducted on a "best-efforts" basis. The Company registered an aggregate of 7,106 Debentures for sale at a maximum offering price of $1,000 per Debenture or $7,106,000 maximum aggregate offering price. This amount included a total of 1,015 Debentures issuable upon exercise by the Underwriter of an option to purchase such additional Debentures (the "Underwriter Option"). The Debentures were offered to the public at a price equal to $985 per Debenture. The Company sold all of the Debentures, including the Debentures covered by the Underwriter Option and completed the offering on December 22, 1997. The gross proceeds from the offering totaled $7,000,000.

          From the effective date of the registration statement, the Company
incurred the following   expenses in connection with the issuance and
distribution of the Debentures:



                       DESCRIPTION                   AMOUNT
                                                       ($)
            Underwriting Discounts and
            Commissions                                489,959

            Management Fee to Underwriter              139,988

            Non-accountable expense
            allowance to Underwriter                    69,994

            Reimbursable expenses of
            Underwriter                                120,000

            Registration and filing fees                 2,170

            Legal fees and expenses                    115,000

            Blue Sky fees and expenses                  33,583
            (including counsel fees)

            Printing and engraving expense              60,000

            Accounting                                  70,000

            Miscellaneous expenses                      35,000
                                                  ------------
            Total                                 $  1,135,694
                                                  ------------
                                                  ------------

     None of the expenses set forth above were paid, directly or indirectly, to the Company's directors or officers or to persons owing ten percent (10%) or more of any class of the Company's equity securities or to the affiliates of the Company nor, except as described above, were any such payments made directly or indirectly to others.

     The net offering proceeds realized by the Company after paying all of the expenses described above was $5,864,306 not including the underwriting discount of $105,000. The net proceeds were utilized to repay indebtedness aggregating approximately $2.6 million and incurred in connection with land acquisitions with the remainder applied to reduce a line of credit loan to Heller Financial, Inc.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of September 30, 1998, 1997 and 1996 and for each of the three years in the period ended September 30, 1998 has been derived from the Company's consolidated financial statements audited by Deloitte & Touche LLP (1998) and Ernst &Young LLP (1997 and prior), independent auditors, whose reports with respect thereto is included elsewhere in this Report. The selected consolidated financial data as of September 30, 1995 and 1994 and for each of the two years ended September 30, 1995 and 1994 has been derived from audited financial statements. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this Report.


                           1998                 1997                1996               1995               1994

                                                                        YEAR ENDED SEPTEMBER 30
                                                                        -----------------------
                                                                        (DOLLARS IN THOUSANDS)

SELECTED STATEMENT OF
INCOME DATA:
Revenues                   $  108,501          $100,491            $ 65,117          $ 44,349         $  32,886

Cost of Sales               ($100,242)         $(95,373)           $(60,494)         $(40,067)        $ (29,227)
                           ----------          --------            -------           --------         ---------

Gross Profit               $    8,259          $  5,118            $  4,623          $  4,282         $   3,659

Other Cost and
Expenses                   $   (4,815)         $ (3,247)           $ (2,838)         $ (2,770)        $  (2,490)
                           ----------          --------            -------           --------         ---------
Income before
Investors' Share of
Income in Majority-
Owned Land
Development and
Housing Partnerships       $    3,444          $  1,871            $  1,785          $  1,512         $   1,169

Investors' Share of
Income in Majority-
Owned Land
Development and
Housing Partnerships       $      (58)         $   (698)           $   (735)         $    (70)              --
                           ----------          --------            -------           --------         ---------
Income before Income
Taxes                      $    3,386          $  1,173            $  1,050          $  1,442         $   1,169

Income Taxes               $  ( 1,365)         $   (454)           $  (401)          $   (577)        $    (468)
                           ----------          --------            -------           --------         ---------
Net Income                 $    2,021          $    719            $   649           $    865         $     701
                           ----------          --------            -------           --------         ---------
                           ----------          --------            -------           --------         ---------


OTHER DATA:

Number of Homes and
Lots Closed                       539               586                378                267               174

Average Selling Price
Per Home                   $      186          $    174            $   171           $    163         $     185

                                                           AS OF SEPTEMBER 30
                                                         ----------------------
                                                         (DOLLARS IN THOUSANDS)

SELECTED BALANCE
SHEET DATA:                    1998               1997                1996              1995             1994
                             ---------          --------           ---------          ---------       ---------
Inventories                   $71,727            $71,233             $54,588           $28,796          $21,143
Total Assets                  $91,101            $85,111             $69,931           $34,365          $26,779

Total Liabilities             $77,336            $73,675             $58,699           $22,909          $18,825

Investors' Equity in
Majority-Owned
Projects                      $   759            $ 1,650             $ 2,164           $ 3,037           $  400
---------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the Company's consolidated financial condition and results of operations as of September 30, 1998 and 1997 and for the years ended September 30, 1998, 1997, and 1996 should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and other information included elsewhere in this Report.

GENERAL

     The Company generates revenue from the interrelated activities of land acquisition, development and homebuilding. The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction, except where the home is being constructed on a speculative basis or to be used as a model home. As of September 30, 1998, the Company had 324 homes built or under construction, 207 of which were under contract for sale. The number of homes under construction prior to execution of sales contracts tends to vary by season reflecting the fact that weather conditions in the Chicago and western Michigan markets necessitate starting foundation construction in the fall and early winter months prior to executing purchase agreements to ensure available inventory for winter sales and spring closings. The Company does not recognize a sale for accounting purposes until the sale of a home or lot is closed. The time period from execution of a purchase agreement to the closing of the sale of a home generally ranges from six to nine months.

RESULTS OF OPERATIONS

     YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996. Revenue from housing and land sales for the fiscal years ended September 30, 1998, 1997 and 1996 was approximately $107.1 million, $100.2 million and $64.7 million, respectively. Total revenues were approximately $108.5 million, $100.4 million and $65.1 million, respectively, when adding in revenue from the Company's share of net income from a minority-owned land development housing partnership, as well as management fees. The total number of homes closed for the fiscal years ended September 30, 1998, 1997 and 1996 was 509 homes, 531 homes and 378 homes, respectively. The volume between fiscal years 1998 and 1997 remained unchanged due to the competitive market conditions. The Company believes that the increases in the volume of homes closed when comparing 1997 to 1996 was due in part by increases in demand for new residential housing resulting from decreases in long-term mortgage interest rates. The average selling price of a home closed in fiscal year 1998 increased from $174,000 for fiscal year 1997 to $186,000 in 1998. Also, the average selling price of a home closed in fiscal year 1997 increased from $171,000 in fiscal year 1996 to $174,000 in fiscal year 1997. The Company believes that the increase in the average selling price for a home closed during fiscal year 1998 compared to fiscal year 1997 and fiscal year 1997 compared to 1996 resulted from changes in the mix of homes closed during those years (higher priced homes).

     As a percentage of housing and land sales revenue, housing costs were 83.9% for fiscal year 1998, 86.4% for fiscal year 1997 and 83.0% for fiscal year 1996. The Company believes that the decrease in housing costs of 2.5% in fiscal year 1998 compared to fiscal year 1997 was a result of the type of homes built and closed between those fiscal years. The increase in housing costs of 3.4% in fiscal year 1997 compared to fiscal year 1996 was attributable to increases in material costs which could not be passed on to home buyers and two bulk sales of land at prices lower than typical which, therefore, resulted in lower margins. Net income was $2,020,773 in 1998 compared to $718,603 in 1997 and $648,627 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at September 30, 1998 was approximately $.8 million, and on and September 30, 1997 was approximately $1.1 million. The Company typically finances the acquisition of land parcels and the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) by drawing on a line of credit from Residential Funding Corp., a portion which is allocated to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line II"). Under the agreements governing the Residential Line II, the Company may generally draw up to 75-80% of the value of the land and improvements (based on an as-built appraisal) to fund acquisition and development costs. Based on the outstanding balance of the Residential Line at the end of each month, an interest charge is either paid by the Company if the particular loan does not have an interest reserve or is funded through an additional draw on the loan. As of September 30, 1998 and September 30, 1997, the Company had total indebtedness of approximately $12.8 million and $10.7 million, respectively, on the Residential Line II.

     Once construction of a home commences, the Company was able to draw on two lines of credit, a $25 million facility with Heller Financial (the
"Heller Line") and a line in the amount of $25 million from Residential Funding Corp. (the "Residential Line I," collectively with the "Residential Line II," the "Residential Lines") to finance the costs associated with constructing a home and preparing a lot for delivery and the home for sale to the end purchaser. On June 9, 1998, Residential Funding Corporation (a) increased the aggregate available under the Residential Lines to $55 million from $50 million to allow for additional construction of homes and working capital, and (b) made a $7 million term loan (the "RFC Term Loan") to the Company. The RFC Term Loan bears interest at 15% per annum and was due on November 15, 1998. An extension of the term loan to June 30, 1999 has been granted. The RFC Term Loan is secured by assignments of certain real estate sale contracts executed by the Company, pursuant to which the Company has contracted to or is negotiating to sell certain of its land assets. As noted herein, the Company typically does not commence construction of a home until a buyer executes a purchase contract. As of September 30, 1998 and September 30, 1997, the Company had total indebtedness of approximately $31.3 million and $29.6 million, respectively, outstanding on the Residential Line I and had incurred interest charges of approximately $2.8 million and $2.4 million associated with this line, all of which were funded by additional draws allowable on these lines.

     On June 22, 1998, the Heller Line was converted to a $13,715,000 project loan. The Heller project loan bore interest at 3.75% over the LIBOR rate and has matured on December 15, 1998. The Company received an extension of this loan to May 15, 1999. The Heller Line was previously being used to fund only one project, and was converted to a project loan for that project. The Company does not believe the conversion of the Heller Line to a project loan will have a material impact on its ability to finance its business. The Heller Line, after the conversion, was paid off in full. As of September 30, 1998, the project loan balance was $3,522,802.

     The amount of indebtedness incurred with respect to any particular project is based on the purchase price of the land, the estimated costs of infrastructure activities and the costs of constructing and selling homes on the land. These estimated costs are based on, among other things, demand for housing in the Company's market areas which the Company then factors into its analysis of the number of homes that it believes may be constructed and the rate at which these homes may be sold to end purchasers. However, from time to time the Company will sell improved lots without constructing a home thereon.

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the Residential Line II or Residential Line I, as the case may be. Thus, the amount of indebtedness outstanding on these lines fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the fiscal years ended September 30, 1998 and 1997, the Company made principal reductions of approximately $69.6 million and $68.8 million, respectively, on these lines. As of December 29, 1998, the Company had approximately $2.4 million available for borrowing under its credit facilities. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.75% as of September 30, 1998). The Residential Lines each mature on March 14, 2001.

     From time to time, the Company also incurs indebtedness secured by specific projects for specific acquisition and development activities. As of September 30, 1998, the Company had approximately $3.5 million of this indebtedness outstanding, all of which was secured by certain of the Company's assets. This indebtedness generally matures between 1998 and 2000 and bears interest at a rate of approximately 10.0% per annum as of September 30, 1998.

     Finally, the Company also generates additional working capital by: (i) selling, and then leasing back, certain of its model homes to Dynex Residential, Inc., formerly known as National Model Homes; or (ii) by entering into other transactions with affiliates of the Company. On February 14, 1998, the Company entered into an agreement with National Model Homes, an unrelated third party. Under the arrangement with National Model Homes, the Company sells the model home at a price equal to the appraised value of the completed home and then leases back the model home from National Model Homes. Ninety percent of the purchase price is paid in cash and ten percent is evidenced by a recourse promissory note. When the model home is sold to a third party by National Model Homes, the note is paid. As of September 30,
1998, the company was leasing 18 model homes from National Model Homes.   The
Company believes this arrangement allows it to increase its available capital by reducing the amount of capital committed to model homes which are typically the last homes sold at the Company's developments.

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

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company's operating activities utilized cash in the fiscal years ended September 30, 1998, 1997 and 1996 of approximately $10.4 million, $2.7 million and $29.6 million, respectively. The Company utilized cash flow generated during the fiscal year ended September 30, 1998 to increase the Company's housing inventories and notes receivable (approximately $5.3 million) and aided by a decrease in the Company's accounts payable (approximately $4.2 million) and a decrease of $1.3 million for land held for future development. Similarly, for the fiscal year ended September 30, 1997 and 1996, the Company utilized approximately $2.7 million and $29.6 million, respectively, in cash from operating activities to increase the Company's inventory of housing (approximately $16.6 million and $25.8 million, respectively) offset by an increase in the Company's accounts payable (approximately $9.7 million and $3.9 million, respectively) and a decrease of $5.9 million and increase of $7.9 million, respectively, for land held for future development. The increase in the Company's accounts payable reflects an increase in amounts owed to vendors and other subcontractors reflecting an increase in the number of homes being constructed by the Company.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. The Company's financing activities provided the bulk of the Company's cash flow in the fiscal years ended September 30, 1998, 1997 and 1996. During the fiscal year ended September 30, 1998, net cash provided by financing activities was approximately $10.3 million comprised almost entirely of proceeds from development loans, other notes payable and the debentures totaling approximately $119.4 million offset by repayments on development loans and other notes payable, discount and the debentures issuance cost of approximately $108.9 million. For the fiscal years ended September 30, 1997 and 1996, financing activities provided the Company with net cash of approximately $2.8 million and $29.1 million, respectively, comprised almost entirely of the proceeds from development loans and other notes payable of approximately $119.6 million and $99.6 million, respectively, offset by repayments on development loans and other notes payable of approximately $115.6 million and $68.8 million, respectively. The increase in borrowing activity in each time period reflects increases in the amount of funds necessary to finance the Company's construction and development activities as reflected by increases in the number of homes constructed and sold by the Company in each period when compared to the prior comparable period. These borrowings are typically repaid from the proceeds of housing or lot sales and then reborrowed by the Company to fund construction costs. Thus, borrowings on the Company's lines of credit (described above) fluctuate significantly based on the level of the Company's activities.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by or used for investing activities was not significant for the fiscal years ended September 30, 1998, 1997 or 1996.

     INFLATION AND SEASONALITY. Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to increase the price of its housing products to cover these costs. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates in early 1995 and then again from mid-year 1995 through 1998. If rates increase, potential customers may be discouraged from purchasing a home due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed and sold year-round, particularly in the Phoenix Area.

     YEAR 2000. The Company recognizes the importance of the Year 2000 issue and is taking a phased approach intended to facilitate an appropriate transition into the Year 2000. These phases include:

-    Allocation of Company resources to manage the approach,

- Evaluation of the Company's information technology ("IT") systems and non-IT systems that include imbedded microprocessors (together, the Company's "Internal Systems"),

- Inquiry into IT and non-IT systems for principal vendors (principally subcontractors) and other service providers (together, the Company's "External Systems"),

- Evaluation of risk associated with Internal and External Systems compliance efforts,

-    Test of all material Internal and External Systems as practicable,

- Creation of contingency plans for non-compliance of either Internal or External Systems, and

- Determination of the expected total cost of a complete state of readiness for the Company.

The Company will allocate resources to the phased approach outlined above and will complete an inventory of Internal Systems and an inventory of External Systems to determine those that do not properly recognize dates after December 31, 1999.

The Company's principal Internal Systems include its general systems architecture (mini-computers with remote operations) and integrated enterprise software. The Company is currently operating on the latest version of this system (excluding architecture) and has received representations from the vendor indicating that they are Year 2000 compliant. The Company is in the process of evaluating the compliance of its general systems architecture. Despite the certifications from the software vendors the Company will test compliance on its principal Internal Systems during fiscal 1999.

The Company's principal External Systems include those of its payroll processing service, subcontractors, significant raw material vendors, and general service providers such as telecommunications and power. The Company has substantially completed its evaluation of its significant subcontractors and raw material providers via inquiry. The Company has not performed its own test on these systems, and no assurance can be given as to the compliance of these systems. Based on the information currently available, the Company is not aware of any material non-compliance by its general service providers; however, the Company does not control these systems and cannot assure their compliance.

Costs - As of September 30, 1998, less than $10,000 of outside consulting costs have been incurred related specifically to the Company's Year 2000 initiatives. The Company will incur capital expenditures and internal staff costs, as well as additional outside consulting expenditures, related to this process. Based on currently available information, the Company does not expect the costs of these initiatives to exceed $400,000.

Risks Presented by the Year 2000 Issue - The failure by the Company to appropriately address a material Year 2000 issue within its Internal Systems, or the failure by any third party to address an External System could have a material adverse impact on the Company's financial condition, liquidity or results of operations. To date, however, the Company has not identified any material Internal or External System that presents a significant risk of not being Year 2000 ready or for which a suitable alternative does not exist. With continued evaluation, however, the Company may identify an Internal or External System that presents a risk for a Year 2000 disruption in operations. The homebuilding construction process by nature is labor intensive and could operate for a limited time in a manual environmental. At this time, the Company believes the most likely worst case scenario would result if there were a significant disruption in services provided by lenders, or certain government agencies which could inhibit the ability of the Company to deliver finished homes to its customers.

Contingency Plans - The Company will identify contingency plans that would allow for the construction and delivery of homes to customers should any of the Company's Internal or External Systems fail. These contingency plans will consist of construction and raw material scheduling arrangements and potential alternative financing options for home buyers.

     DEBENTURE OFFERING. As described above, on December 22, 1997 the Company completed the sale of approximately $7.0 million of Debentures. The Company realized net proceeds of approximately $5.9 million. The net proceeds were utilized first to repay indebtedness aggregating approximately $2.6 million and second to repay draws on the Heller Line. For additional information about the offering, see item (b) of "Market for the Registrant's Common Equity and Related Stockholder Matters" above.

FACTORS AFFECTING THE COMPANY'S BUSINESS

     SUBSTANTIAL LEVERAGE, RELIANCE ON FINANCING AND NO ASSURANCE OF AVAILABILITY OF CREDIT. The land development and homebuilding business is capital intensive. The Company typically finances the acquisition of land parcels and the costs associated with development of the parcels (such as entitlement activities and construction of streets and sewers) by drawing on its Residential Line II. Under the agreements governing the Residential Line II, the Company may generally draw up to 75-80% of the value of the land and improvements (based on an as-built appraisal) to fund acquisition and development costs. Based on the outstanding balance of the Residential Line II at the end of each month, an interest charge is either paid by the Company if the particular loan does not have an interest reserve or is funded through an additional draw on the loan. As of September 30, 1998, the Company had total indebtedness of $12.8 million on the Residential Line II. Once construction of a home commences, the Company is able to draw on the Residential Line I to finance the costs associated with constructing a home and preparing a lot for delivery and the home for sale to the end purchaser. As of September 30, 1998, the Company had total indebtedness of approximately $31.3 million outstanding on the Residential Line I.

     The amount of indebtedness incurred with respect to any particular project is based on the purchase price of the land and the costs of constructing and selling homes on the land. These estimates are based on, among other things, demand for housing in the Company's market areas which the Company then factors into its analysis of the number of homes that it believes may be constructed and the rate in which these homes may be sold to end purchasers. However, from time to time the Company will sell improved lots without constructing a home thereon. There can be no assurance that the Company's estimate of the demand for housing in the market area or more particularly the rate at which these houses can be sold will prove correct. Differences in projected and actual demand may cause the Company to incur additional holding costs associated with land which is being improved for the construction of homes.

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce indebtedness under the Residential Line II or Residential Line I as the case may be. Thus, the amount of indebtedness outstanding on these lines fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the fiscal year ended September 30, 1998, the Company made principal reductions of approximately $69.6 million under the Residential Line I. As of September 30, 1998, the Company had approximately $3.1 million available for borrowing under all of its credit facilities.

     As of September 30, 1998, the Company had a total of $77.3 million of outstanding liabilities, including $56.9 million of secured indebtedness. Although the Company believes that internally generated funds, the net proceeds from the sale of the Debentures and the Company's available borrowings under its credit facilities will be sufficient to meet its reasonably anticipated needs for working capital and fixed charges including debt service on the Debentures for the foreseeable future, there can be no assurance that these sources will be sufficient. The Company's ability to meet its debt service obligations is dependent upon the future performance of the Company, which, in turn, is subject to general economic conditions as to financial, competitive, business and other factors, including factors beyond the Company's control. The level of the Company's leverage could restrict its flexibility in responding to changing business and economic conditions. If the Company is at any time unable to generate sufficient cash flow from operations or borrow under its existing credit facilities to service its debt, it may be required to seek refinancing for all or a portion of that debt or to obtain additional financing. There can be no assurance that additional financing, either in the form of equity or debt, will be available on terms and conditions acceptable to the Company, if at all.

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

     FLUCTUATIONS IN OPERATING RESULTS/IMPACT ON FUTURE OPERATIONS. The Company's operating results fluctuate from time to time based on factors not entirely within the Company's control. These factors include, among others:
(i) the timing of home closings and land sales; (ii) the Company's ability to acquire additional land or options thereon on acceptable terms; (iii) the condition of the real estate market and the general economy in the Company's markets as well as other markets into which the Company may expand; (iv) the cyclical nature of the homebuilding industry and changes in prevailing interest rates and availability of mortgage financing; and (v) cost of material and labor and delays in construction schedules. The Company's gross margins also are affected by the location and type of lot, as well as the design of the particular home sold. Negative fluctuations in operating results may have an adverse effect on the Company's future results and financial condition. As noted above, the Company utilizes the net proceeds from home sales to repay indebtedness on its lines of credit. Amounts repaid on these lines are then available to be "reborrowed" to fund future acquisition, development and construction activities. A slowing or reduction in home sales from those projected or anticipated by the Company would have an adverse impact on the Company's ability to fund future activities since it would have less capital in the form of additional borrowing capacity available to finance acquisition, development and construction activity.

     RESTRICTIONS IMPOSED BY TERMS OF INDENTURE. The Indenture entered into between the Company and the trustee for the holders of the Debentures restricts United and the Subsidiaries from, among other things, incurring additional indebtedness, paying excessive dividends or making certain other restricted payments or investments to the Parent, consummating certain asset sales, entering into certain transactions with affiliates, incurring liens, or merging or consolidating with any other person or selling, assigning, transferring, conveying or otherwise disposing of substantially all of their respective assets. The Indenture also imposes limitations on United and its Subsidiaries to pay dividends or make certain payments to United or any of the Subsidiaries, and, requires United to maintain specified financial ratios and satisfy certain financial tests. United's ability to meet these ratios and tests may be affected by events beyond its control, and there can be no assurance that the United will meet these tests. The Indenture does not, however, prohibit United from entering new markets.

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

     SUBSEQUENT EVENTS. The RFC Term Loan which became due November 15, 1998, has been extended by agreement to June 30, 1999. In addition, on January 8, 1999, the Company entered into a Second Amended Agreement, which
(a) increased the cash advance rate under the Residential Line as funded and
(b) modified the debt to equity ratio to 6.25:1

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not engage in trading currencies or in any hedging activities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     SEE THE INFORMATION SET FORTH ON PAGES F-1 THROUGH F-17.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 26, 1998, the Company filed a Form 8-K as follows:

     On June 23, 1998, United Homes, Inc. (The "Registrant") was advised by Ernst & Young LLP that it was resigning as the Registrant's independent accountant. Ernst & Young LLP had been engaged as the Registrant's independent accountant to audit its financial statements as of September 30, 1997 and 1996 and for each of the three years ended September 30, 1997, 1996 and 1995. Ernst & Young LLP's reports on these financial statements did not contain an adverse opinion or a disclaimer of opinion nor were these reports qualified or modified as to uncertainty, audit scope or accounting principles. At no time during Ernst & Young LLP's engagement as the Registrant's independent accountant were there any disagreements on any matter of accounting principles or practices, financial statements, disclosure or auditing procedures.

     On September 1, 1998, the Company filed a second Form 8-K as follows:

     On August 27, 1998, United Homes, Inc. (The "Registrant") engaged Deloitte & Touche LLP as the Registrant's independent accountant to audit and report on the Registrant's annual financial statements for the year ending September 30, 1998. At no time during the Registrant's two most recent fiscal years, and any subsequent interim period prior to engaging Deloitte & Touche LLP, did the Registrant consult Deloitte & Touche LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(l)(iv) of Regulation S-K and the related instructions or a reportable event described in paragraph 304(a)(l)(v).

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

     The current executive officers, directors and managers of United are as follows:


NAME                     AGE       TITLE
Virgil W. Owings         65        Chairman of the Board
Edward F. Havlik         54        President and Director
Laurie H. Bulson         31        Vice President and Director
                                   (Directorship ended 9/30/98)
Timothy S. Owings        38        Vice President and Director
                                   (Directorship ended 9/30/98)
William J. Crock, Jr.    51        Executive Vice President, Chief Financial
                                   Officer, Secretary/Treasurer
David L. Feltman         39        Executive Vice President/General Counsel


     VIRGIL W. OWINGS, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Owings has served as the Chief Executive Officer of the Parent since 1982 and as United's Chairman of the Board since its inception in 1994. Prior thereto, Mr. Owings was Chief Financial Officer of Urban Investment Company. He holds a B.S. degree from the University of Missouri and an MBA from the University of Chicago and is a C.P.A. Mr. Owings is the father of Timothy Owings.

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

     LAURIE H. BULSON, VICE PRESIDENT. Ms. Bulson has been employed by the Company or its Parent since 1988. In addition to her current responsibilities, she has also served as Director of Sales and Marketing for United Homes Michigan, Inc. and Vice President of Marketing of United Homes of Illinois, Inc. Ms. Bulson has a B.S. degree in Business and Marketing from Indiana University. Ms. Bulson is the daughter of Mr. Havlik.

     TIMOTHY S. OWINGS, VICE PRESIDENT OF UNITED HOMES, INC. AND PRESIDENT UNITED HOMES, INC., AN ARIZONA CORPORATION. Mr. Owings has been employed by the Company or its Parent since 1984. Prior thereto, he was Director of Research for Home Data Corporation, Chicago. Mr. Owings is President of United Homes, Inc., an Arizona corporation and has a degree in Business Administration/Marketing from Western Illinois University and is a licensed Real Estate Broker in Arizona. Mr. Owings is the son of Virgil Owings.

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

     DAVID L. FELTMAN, EXECUTIVE VICE PRESIDENT/GENERAL COUNSEL. Mr. Feltman joined United in 1996. From 1988 to 1989 Mr. Feltman was associated with, and from 1990 to 1995 a partner with, Shefsky & Froelich Ltd. practicing in the Real Estate Department. In 1981 he received a B.S. in Accounting, and in 1984 he received a J.D. degree, both from the University of Illinois. Mr. Feltman is also a C.P.A.

     GLENN RICHMOND, PRESIDENT, UNITED HOMES OF MICHIGAN, INC. Mr. Richmond has been with United Homes since May, 1997. He holds a B.S. in Urban Planning from Michigan State University, and an M.B.A. in Real Estate Finance from DePaul University. He brings 10 years of homebuilding experience with expertise within the land acquisition planning and finance. Prior to arriving at United, Mr. Richmond spent six years in the public sector as a City Planner specializing in regulatory mandates and requirements.

     RIK ALEX, SENIOR VICE PRESIDENT/MANAGER OF OPERATIONS. Mr. Alex joined United Homes in September, 1998 as Senior Vice President of Operations. He brings to United an extensive working knowledge spanning 40 years of land development and construction experience. Mr. Alex is an instructor at Northern Illinois University; a member of the Executive Advisory Board College of Construction Management and Engineering at Bradley University and a noted guest speaker at Purdue University School of Building Construction Management.

     The officers of the Company are elected annually and serve at the discretion of the Board of Directors. None of the Company's officers is employed pursuant to a written employment contract.

ITEM 11.  EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE. The following table sets forth information with respect to those persons who: (i) served as the chief executive officer of United during the fiscal year ended September 30, 1998; and (ii) were the most highly compensated executive officers of United at September 30, 1998, whose total annual salary and bonus exceeded $100,000 for the year.



                                                                                                    Long-term Compensation
                                                                                                   ------------------------
                                              Annual Compensation                               Awards                Payouts
                                              --------------------                             ---------              --------
   Name and Principal     Year      Salary      Bonus        Other Annual    Restricted    Securities      LTIP        All Other
        Position                       $           $         Compensation      Stock       Underlying    Payouts     Compensation
                                                                  ($)          Awards     Options/SARS      ($)            ($)
                                                                                              (#)
           (a)             (b)       (c)         (d)              (e)            (f)          (g)           (h)            (i)
 Virgil W. Owings         1998        273,003          -               -              -             -             -              -
 Chairman                 1997        325,000          -               -              -             -             -              -
                          1996        325,000          -               -              -             -             -              -

 Edward F. Havlik         1998        403,955          -               -              -             -             -              -
 President                1997        325,000          -               -              -             -             -              -
                          1996        325,000          -               -              -             -             -              -


 William J. Crock, Jr.    1998        132,047     25,000               -              -             -             -              -
 Executive Vice           1997        125,000          -               -              -             -             -              -
 President                1996        125,000          -               -              -             -             -              -
                                                       -

 David L. Feltman         1998        122,108     25,000               -              -             -             -              -
 Executive Vice           1997        125,000          -               -              -             -             -              -
 President, General       1996              -          -               -              -             -             -              -
 Counsel                                               -

 Glenn Richmond
 Bruce C. Brown (1)       1998        120,000          -               -              -              -           -              -
 President                1997        120,000          -               -              -              -           -              -
 United Homes of          1996        120,000          -               -              -              -           -              -
 Michigan, Inc.

 Timothy S. Owings        1998        100,000     16,250               -              -              -           -              -
 Vice President           1997        100,000          -               -              -              -           -              -
                          1996        100,000          -               -              -              -           -              -


 John Wozniak             1998        103,305          -               -              -              -           -              -
 Vice President of        1997        100,000          -               -              -              -           -              -
 Production               1996         93,229          -               -              -              -           -              -

 Neville Alperstein(2)                                 -               -              -              -           -              -

 (1) Mr. Brown resigned his position effective September 30, 1998, and was replaced with Glenn Richmond.

 (2) Mr. Alperstein resigned his position as President of United Homes of Illinois, Inc. in January 1998 to pursue other opportunities.

     United has recently established a bonus plan which enables executive level employees of United to receive up to twenty-five percent (25%) of their annual base salary and all other employees to receive up to ten percent (10%) plus an additional one quarter of one percent (.25%) for each year that the individual has been employed by United if the Company achieves its income budget for that particular year. In particular, at the beginning of each fiscal year, the Company's managers develop budgets for their respective operations. These budgets are then approved by the Company's Board of Directors. If the Company is successful in meeting or exceeding the budget, then the various employees are eligible for bonuses. The determination of bonus payments is made in the December following the end of the previous fiscal year following receipt and review by the board of the Company's audited financial statements for the prior year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     United is a wholly-owned subsidiary of the Parent, which owns 100% of the issued and outstanding common stock of United. Control of United is directed by the shareholders of the Parent. The following table sets forth certain information regarding the ownership of the Parent's common stock as of September 30, 1998 by each person who is known to beneficially own more than 5% of the Parent's common stock, by each of the Directors and executive officers of United, and by all Directors and executive officers of United as a group.


                                                    NUMBER OF SHARES         PERCENT OF CLASS
NAMES AND ADDRESS OF BENEFICIAL OWNER(1)           BENEFICIALLY OWNED           OUTSTANDING
Edward F. Havlik (2)
2100 Gold Road
Suite 110
Rolling Meadows, IL  60008                               50,000                      50%

Virgil W. Owings (3)
3260 North Hayden
Suite 102
Scottsdale, AZ  85251                                    50,000                      50%

___________________


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and generally includes voting power and/or investment power with respect to securities. Shares of common stock which a person has the right to acquire within 60 days of September 30, 1998, are deemed outstanding for computing the percentage of the person possessing such right but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, the Company believes that each person named or included in the table has sole voting and investment power with respect to the shares of common stock set forth opposite his or her name.

(2) Mr. Havlik owns his interest in United through his interest in the Parent. Mr. Havlik owns 17,500 shares, the Nancy I. Havlik Trust owns 17,500 shares, and 30,000 shares are owned by TUET, LLC, which has as its members the Nancy I. Havlik Trust and the Barbara M. Owings Irrevocable Trust, in equal shares.

(3) Mr. Owings owns his interest in United through his interest in the Parent which includes 17,500 shares of common stock held in a trust of which Ruth Goodwin (Mr. Owings daughter), Timothy Owings and Todd Owings serve as trustee and of which Mr. Owings has disclaimed beneficial ownership; 17,500 shares of common stock held by the Barbara M. Owings Irrevocable Trust (the "Owings Family Trust"); and 30,000 shares are owned by TUET, LLC, which has as its members the Nancy I. Havlik Trust and the Barbara M. Owings Irrevocable Trust, in equal shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     On November 17, 1997, the Havlik Trust and the Owings Trust each transferred a 37-1/2% interest in each of United Round Lake Land Development LLC ("Round Lake, LLC") and Mirage, LLC ("Mirage LLC") to a third party unrelated to the Company, each retaining a 12-1/2% interest in Round Lake LLC and Mirage LLC. On December 30, 1997, the Havlik Trust and Owings Trust each transferred its remaining 12-1/2% interest in each of Round Lake LLC and Mirage LLC to a third party unrelated to the Company.

     On November 17, 1997, Agnus-Irene Corp. and Arizona Fisheries, Inc. each transferred a 37-1/2% interest in Model Homes, LLC to a third party unrelated to the Company each retaining a 12-1/2% interest in Model Homes, LLC. On December 30, 1997, each of Agnus-Irene Corp. and Arizona Fisheries, Inc. transferred its remaining 12-1/2% interest in Model Homes, LLC to a third party unrelated to the Company. During the quarter ended December 31, 1997, the Company recognized approximately $1.2 million of previously deferred income as of September 30, 1997.

     On May 1, 1994, the Parent executed a Real Estate Purchase Agreement with Greenbrooke Associates, Ltd. ("Greenbrooke"), a Michigan corporation. Edward Havlik and Virgil Owings each own 16-2/3% of Greenbrooke. The Purchase Agreement was for the sale of 142 unimproved single family lot sites from Greenbrooke for $12,000 per lot plus interest at the rate of 8% per annum (subsequently increased to $13,000 per lot plus interest by amendment to the Purchase Agreement). The Parent assigned the Purchase Agreement to United Homes of Michigan, Inc. in May of 1994. As of September 30, 1998, United Homes of Michigan, Inc. was obligated to pay Greenbrooke $205,428 (inclusive of interest) for lots to be improved with single-family residences and condominiums. The sale price and subsequent increase were determined based upon the parties agreement of the fair market value of the lots, without reliance on independent appraisals.

     Greenbrooke loaned the Company $240,259 in February, 1997. The obligation was evidenced by a demand note which bears interest at the prime rate. In July, 1998 the debt evidenced by this note was credited against the purchase price in a transaction pursuant to which the Company sold certain of its property for approximately $6,800,000 to an entity classified as an affiliate pursuant to ownership attribution rules.

     On February 1, 1996, United Homes of Michigan, Inc., executed a $100,000 promissory note in favor of Landrover Properties, L.L.C., a Michigan limited liability company, 60% of which is owned by the Havlik Trust. As of September 30, 1998, the note was paid in full.

     N. Havlik owns a 15.16% interest in a partnership which loaned $660,000 to the Company secured by approximately 86 acres of land in Kalamazoo, Michigan. As of September 30, 1998, this note was paid in full.

     DR Development, Inc. a corporation owned by the Havlik Trust and the Owings Trust loaned the Company $200,000 in September of 1993, ("Loan 1") and $182,000 on August 5, 1994 ("Loan 2"). Loan 1 and Loan 2 are each evidenced by a promissory note ("Note 1" and "Note 2" respectively). Note 1 bears interest at 10% per annum. Note 2 provides that $364,000 inclusive of interest is due on maturity, which is December 31, 1998. As of September 30, 1998 approximately $414,652 is owed in aggregate on Note 1 and Note 2.

     The entire obligation of Odyssey Limited Partnership to the Company has been written off in fiscal 1998.

     From time to time, the Company has advanced monies to Parent to pay obligations of Parent. Such advances have resulted in a payable to the Company, evidenced by a promissory note, which as of September 30, 1998 was $4,563,471. This promissory note bears interest at the prime rate (8.50% as of September 30, 1998).

     Messrs. Havlik and Owings have each guaranteed certain indebtedness of the Company and its subsidiaries in the past. As of September 30, 1998, Messrs. Havlik and Owings have guaranteed indebtedness outstanding for approximately $12.6 million of debt, in the aggregate.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K - CONFORM TO 8-K FILING-23

     On June 26, 1998, the Company filed an 8-K as follows:

     On June 23, 1998, United Homes, Inc. (The "Registrant") was advised by Ernst & Young LLP that it was resigning as the Registrant's independent accountant. Ernst & Young LLP had been engaged as the Registrant's independent accountant to audit its financial statements as of September 30, 1997 and 1996 and for each of the three years ended September 30, 19997, 1996 and 1995. Ernst & Young LLP's reports on these financial statements did not contain an adverse opinion or a disclaimer of opinion nor were these reports qualified or modified as to uncertainty, audit scope or accounting principles. At no time during Ernst & Young LLP's engagement as the Registrant's independent accountant were there any disagreements on any matter of accounting principles or practices, financial statements, disclosure or auditing procedures.

     On September 1, 1998, an 8-K was filed as follows:

     On August 27, 1998, United Homes, Inc. (The "Registrant") engaged Deloitte & Touche LLP as the Registrant's independent accountant to audit and report on the Registrant's annual financial statements for the year ending September 30, 1998. At no time during the Registrant's two most recent fiscal years, and any subsequent interim period prior to engaging Deloitte & Touche LLP, did the Registrant consult Deloitte & Touche LLP regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a)(l)(iv) of Regulation S-K and the related instructions or a reportable event described in paragraph 304(a)(l)(v).



                                  EXHIBIT INDEX

    EXHIBIT           DESCRIPTION
    -------           -----------
      3.1      --   Articles of Incorporation of United Homes, Inc.(1)
      3.2      --   Bylaws of United Homes, Inc.(1)
      4.1      --   Specimen Debenture (filed as part of Exhibit 4.2)
      4.2      --   Indenture  dated  November  25,  1997,  by and between
                    United Homes, Inc. and National City Bank of Minneapolis(4)
     10.1      --   Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of Illinois, Inc.,
                    United Homes of Michigan, Inc. and United Homes, Inc.,
                    an Arizona corporation dated March 14, 1997(1)
     10.2      --   Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of Illinois, Inc.,
                    United Homes of Michigan, Inc. and United Homes, Inc.,
                    an Arizona corporation dated May 28, 1996(1)
     10.3      --   Supplement to Loan Agreement between Residential Funding
                    Corporation and United Homes, Inc., United Homes of
                    Illinois, Inc., United Homes of Michigan, Inc. and United
                    Homes, Inc., an Arizona corporation dated October 3, 1996(1)
     10.4      --   Supplement to Loan Agreement between Residential Funding
                    Corporation and United Homes, Inc., United Homes of
                    Illinois,  Inc., United Homes of Michigan, Inc.
                    and United Homes, Inc., an Arizona corporation dated
                    August 21, 1996(1)
     10.5      --   Supplement to Loan Agreement between Residential Funding
                    Corporation and United Homes, Inc., United Homes of
                    Illinois, Inc., United Homes of Michigan, Inc. and
                    United Homes, Inc., an Arizona corporation dated
                    February 3, 1997(1)
     10.6      --   $7,000,000 Promissory Note from United Homes, Inc., United
                    Homes of Michigan, Inc., United Homes of Illinois, Inc.,
                    and United Homes, Inc., an Arizona corporation to
                    Residential Funding Corporation dated June 9, 1998*
     10.7      --   Amendment Agreement between United Homes, Inc., United
                    Homes of Illinois, Inc., United Homes of Michigan, Inc.,
                    United Homes, Inc., an Arizona corporation and Residential
                    Funding Corporation dated June 9, 1998*
     10.8      --   Second Amendment Agreement between United Homes, Inc.,
                    United Homes of Michigan, Inc., United Homes of Illinois,
                    Inc., United Homes, Inc., an Arizona corporation and
                    Residential Funding Corporation dated January 8, 1999.*
     10.9      --   Loan Agreement dated June 22, 1998 by and between United-
                    Woodmere, Inc. and Heller Financial, Inc.*
     10.10     --   Note dated June 22, 1998 in the amount of $13,715,000 from
                    United-Woodmere, Inc., to Heller Financial, Inc.*
     21.1    --     List of Subsidiaries of United Homes, Inc.(2)
     27.1    --     Financial Data Schedule*

________________________
*  Filed herewith

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

(4) Incorporated by reference from the Registrants Form 10-K Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended September 30, 1997, File No. 0-23347 filed December 30, 1997.

                                  United Homes, Inc.

                      Index to Consolidated Financial Statements


                                                                            PAGE
                                                                            ----
Reports of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . F-2
Consolidated Balance Sheets as of September 30, 1998 and 1997. . . . . . . . F-3
Consolidated Statements of Income for the years ended September 30, 1998,
     1997, and 1996... . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Stockholder's Equity for the years ended September 30, 1998, 1997, and 1996. . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for the years ended September 30,
     1998, 1997, and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . F-6
Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . F-7

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                           Report of Independent Auditors

Board of Directors
United Development Management Company

We have audited the accompanying consolidated balance sheet of United
Homes, Inc., a wholly owned subsidiary of United Development Management Company, as of September 30, 1998, and the related consolidated statements of income, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


Chicago, Illinois
January 8, 1999



                           Report of Independent Auditors

Board of Directors
United Development Management Company

We have audited the accompanying consolidated balance sheet of United
Homes, Inc., a wholly owned subsidiary of United Development Management Company, as of September 30, 1997, and the related consolidated statements of income, stockholder's equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Homes, Inc. at September 30, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


                                       Ernst & Young LLP


Chicago, Illinois
February 3, 1998

                                 United Homes, Inc.

                            Consolidated Balance Sheets

                                                             SEPTEMBER 30
                                                           1998        1997
                                                      -------------------------
ASSETS
Cash and cash equivalents                             $   795,880  $   937,305
Closing proceeds in transit                                  -         168,063
Housing inventories                                    71,727,336   71,232,760
Land held for future development                        1,085,786    2,352,502
Investment in real estate partnership                     541,243      541,243
Due from Parent                                         4,563,471    4,159,383
Due from affiliates                                       373,098      190,836
Notes receivable from affiliates                             -       3,902,000
Notes receivable                                        9,112,374         -
Other receivables (net of allowance of $245,000 in
 1997)                                                    248,773      381,870
Deposits                                                   91,937      220,833
Other Assets                                            2,561,395    1,023,827
                                                      -------------------------
Total assets                                          $91,101,293  $85,110,622
                                                      -------------------------
                                                      -------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable                                      $11,102,417  $15,284,650
Accrued costs on closed sales                           2,237,972    3,870,524
Accrued liabilities                                       393,441      145,540
Deferred income                                           250,711    1,264,371
Deposits from home buyers                                 613,266      963,233
Development loans and other notes payable              56,912,050   52,146,531
Mandatory Redemption debentures, net of                 5,826,111         -
 issuance costs and discount
                                                      -------------------------
Total liabilities                                      77,335,968   73,674,849


Investors' equity in majority-owned land development
 and housing partnerships                                 758,563    1,649,784

Stockholder's equity:
 Common stock, $.01 par value; 1,000,000 shares
  authorized; 1,000 shares issued and outstanding             100          100
 Additional paid-in capital                             1,203,900        3,900
 Retained earnings                                     11,802,762    9,781,989
                                                      -------------------------
Total stockholder's equity                             13,006,762    9,785,989
                                                      -------------------------
Total liabilities and stockholder's equity            $91,101,293  $85,110,622
                                                      -------------------------
                                                      -------------------------

SEE ACCOMPANYING NOTES.

                                 United Homes, Inc.

                         Consolidated Statements of Income



                                                                                                YEAR ENDED SEPTEMBER 30
                                                                                       1998               1997               1996
                                                                                 --------------------------------------------------
REVENUES
Housing and land sales (539 units, 564 units, and 378 units in 1998, 1997,
 and 1996, respectively)                                                         $ 107,148,828      $ 88,596,301       $ 64,749,166
Housing and land sales-affiliates:
 Housing sales (22 units, net of deferred gain of $753,397 in 1997)                      -             3,908,103              -
 Land sales (net of deferred gain of $681,972 in 1997)                                   -             7,567,714              -
 Recognition of deferred income                                                      1,264,371           170,998              -
Share of net income from minority-owned land development and housing
 partnership                                                                             -                55,969            156,233
Management fees                                                                         87,350           192,034            212,021
                                                                                 --------------------------------------------------
                                                                                   108,500,549       100,491,119         65,117,420
COST OF SALES
Housing costs, including amortization of capitalized interest and real estate taxes of $5,079,231, $4,510,581, and $2,031,442 in 1998, 1997, and
 1996, respectively                                                                 89,884,577        86,669,662         53,787,863
Amortization of capitalized project costs                                           10,357,083         8,703,541          6,706,639
                                                                                 --------------------------------------------------
Operating Profit                                                                     8,258,889         5,117,916          4,622,918

OTHER COSTS AND EXPENSES
Administrative                                                                       5,270,185         3,210,901          2,818,552
Interest, net of interest income of $643,689 (of which $613,109 is from note receivable in 1998), $38,933 and $38,971 in 1997 and
 1996, respectively                                                                   (455,709)           35,603             19,811
                                                                                 --------------------------------------------------
                                                                                     4,814,476         3,246,504          2,838,363
                                                                                 --------------------------------------------------

Income before investors' share of income in majority-owned land development
 and housing partnerships                                                            3,444,413         1,871,412          1,784,555
Investors' share of income in majority-owned land development and housing
 partnerships                                                                           57,992           698,164            734,597
                                                                                 --------------------------------------------------
Income before income taxes                                                           3,386,421         1,173,248          1,049,958
Income taxes                                                                         1,365,648           454,645            401,331
                                                                                 --------------------------------------------------
Net income                                                                       $   2,020,773      $    718,603       $    648,627
                                                                                 --------------------------------------------------
                                                                                 --------------------------------------------------

SEE ACCOMPANYING NOTES.

                                 United Homes, Inc.

                  Consolidated Statements of Stockholder's Equity

                   Years ended September 30, 1998, 1997, and 1996

                                                     ADDITIONAL
                                        COMMON        PAID-IN      RETAINED
                                        STOCK         CAPITAL      EARNINGS
                                        -----------------------------------
Balance at October 1, 1995               $100       $    3,900    $ 8,414,759
Net income                                                            648,627
                                        -------------------------------------
Balance at September 30, 1996             100            3,900      9,063,386
Net income                                                            718,603
                                        -------------------------------------
Balance at September 30, 1997             100            3,900      9,781,989

Additional capital contribution                      1,200,000
Net income                                                          2,020,773
                                        -------------------------------------
Balance at September 30, 1998            $100       $1,203,900    $11,802,762
                                        -------------------------------------
                                        -------------------------------------

SEE ACCOMPANYING NOTES.

                                  United Homes, Inc.

                        Consolidated Statements of Cash Flows

                                                                                   YEAR ENDED SEPTEMBER 30
                                                                        1998               1997                 1996
                                                                -----------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                                         $   2,020,773       $     718,603       $     648,627
Adjustments to reconcile net income to net cash used in
  operating activities:
    Share of net income from real estate partnership                       -                 (55,969)           (156,233)
    Investors' share of equity in majority-owned land
      development and housing partnerships                                57,992             698,164             734,597
    Bad debt expense                                                       -                 145,000               -
    Amortization of debentures issuance costs                             66,805               -                   -
    Changes in:
      Closing proceeds in transit                                        168,063             154,218             184,143
      Housing inventories                                                (62,695)        (16,644,716)        (25,791,983)
      Land held for future development                                 1,266,716           5,906,239          (7,918,741)
      Due from Parent                                                 (1,581,046)           (664,086)         (1,942,804)
      Due from affiliates                                               (182,262)             72,470            (252,149)
      Other receivables                                                  133,097              69,820             (24,832)
      Notes receivable from affiliates                                 3,902,000          (3,902,000)              -
      Notes receivable                                                (9,112,374)              -                   -
      Deposits                                                           128,896             179,877            (324,705)
      Other assets                                                      (337,568)           (327,453)            203,884
      Construction draws in process                                           -           (1,059,437)           (675,636)
      Accounts payable                                                (4,182,233)          9,655,153           3,936,745
      Accrued costs on closed sales                                   (1,632,552)          1,074,322           1,997,481
      Accrued liabilities                                                247,901            (171,449)           (352,111)
      Deferred income                                                 (1,013,660)          1,264,371               -
      Deposits from home buyers                                         (349,967)            204,832             136,705
                                                                -----------------------------------------------------------
Net cash used in operating activities                                (10,462,114)         (2,682,041)        (29,597,012)

CASH FLOW FROM INVESTING ACTIVITIES
Distributions from real estate partnership investment                         -                -                 178,000
                                                                -----------------------------------------------------------
Net cash provided by investing activities                                     -                -                 178,000

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other notes payable              112,513,289         119,618,114          99,565,025
Repayments of development loans and other notes payable             (107,747,770)       (115,610,439)        (68,818,031)
Proceeds from mandatory redemption debentures                          6,895,000               -                   -
Payment of issuance costs on mandatory redemption debentures          (1,135,694)              -                   -
Contributions from investors' in majority-owned land
  development and housing partnerships                                        -              425,775             150,000
Distributions to investors' in majority-owned land
  development and housing partnerships                                  (204,136)         (1,638,266)         (1,757,036)

                                                                -----------------------------------------------------------
Net cash provided by financing activities                             10,320,689           2,795,184          29,139,958
                                                                -----------------------------------------------------------
Increase (decrease) in cash and cash equivalents                        (141,425)            113,143            (279,054)
Cash and cash equivalents at beginning of year                           937,305             824,162           1,103,216
                                                                -----------------------------------------------------------
Cash and cash equivalents at end of year                           $     795,880        $    937,305        $    824,162
                                                                -----------------------------------------------------------
                                                                -----------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the year ended September 30, 1998, UHI assigned its interests in United Lindsay East Valley Partnership (Lindsay) to United Development Management Company. The investor's equity in Lindsay at date of assignment was $1,176,958.

During the year ended September 30, 1998, United Development Management Company contributed $1,200,000 in condominium units and commercial real estate property to United Homes, Inc.

During the year ended September 30, 1998, the investors in the majority-owned land development and housing partnership contributed $431,881 of land inventory to United Homes, Inc.

SEE ACCOMPANYING NOTES.

                                  United Homes, Inc.

                      Notes to Consolidated Financial Statements


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

United Homes, Inc. (UHI), is a wholly owned subsidiary of United Development Management Company (the Parent). UHI and its wholly owned subsidiaries, United Homes of Illinois, Inc., United Homes of Michigan, Inc. and United Homes, Inc. an Arizona corporation (collectively, the Company) are engaged in the ownership, development, construction, and sale of residential real estate, with operations in Illinois, Arizona, and Michigan. The accompanying consolidated financial statements include the accounts of UHI, its wholly owned subsidiaries and Majority-Owned Partnerships. All significant intercompany balances and transactions have been eliminated. In addition, UHI has a non-controlling 24.875% ownership interest in United Development Bristolwood Limited Partnership (UDB), which is presented as an investment in real estate partnership and is accounted for using the equity method.

UHI also provides development and construction management services to third parties. Aggregate unit closings and revenues associated with the Company's direct sales were as follows:


          SEPTEMBER 30        CLOSINGS            REVENUES
      -----------------------------------------------------------
              1998              539             $107,148,828
              1997              586               92,504,404
              1996              378               64,749,166

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

INCOME TAXES

The Company and its Parent files a consolidated federal income tax return. Income tax expense is reflected in the accompanying consolidated financial statements as if the Company filed its income tax returns separately from its Parent.

                                  United Homes, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform with the 1998 presentation.

3.  HOUSING INVENTORIES

Housing inventories consist of the following:


                                                   1998                1997
                                               ---------------------------------
       Land under development, including
         site development costs                 $33,006,027        $32,509,293
       Direct construction costs                 18,802,515         17,573,716
       Capitalized project costs                 17,677,320         16,993,716
       Land held for sale                         2,241,474          4,156,035
                                               ---------------------------------
                                                $71,727,336        $71,232,760
                                               ---------------------------------
                                               ---------------------------------

                                  United Homes, Inc.

4.  INVESTMENT IN REAL ESTATE PARTNERSHIP

The following is a summary of the Company's investment in real estate partnership at September 30, 1998 and 1997:


 CONDENSED FINANCIAL INFORMATION
                                          TYPE OF                   INVESTMENT             ----------------------------------------
                                        PARTNERSHIP    PERCENT       CARRYING    SHARE OF                                   NET
          NAME                           INTEREST     OWNERSHIP       AMOUNT      INCOME      ASSETS       LIABILITIES    INCOME
                                                                                                                          (LOSS)
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998:
  United Development Bristolwood
    Limited Partnership (1)              Limited      24.875%       $541,243     $  -        $ 773,607     $80,817     $(1,047,298)

Balance at September 30, 1997:
  United Development Bristolwood
    Limited Partnership (1)              Limited      24.875%       $541,243     $55,969    $2,016,257      $278,573   $   225,001

NOTE (1):  DURING 1997, THE COMPANY ACQUIRED $1,176,000
           OF IMPROVED LOTS FROM UNITED DEVELOPMENT BRISTOLWOOD LTD. PARTNERSHIP (UDB).
NOTE (2):  DURING 1996, THE COMPANY SHARE OF INCOME RELATING TO
           24.875% IN UDB WAS $156,233.
NOTE (3):  AN ADDITIONAL 25.125% OF UDB IS OWNED BY RELATED PARTIES.

                              United Homes, Inc.

5.  NOTES RECEIVABLE AND NOTES RECEIVABLE FROM AFFILIATES

Notes receivable and Notes receivable from affiliate consist of the following:


                                              1998                        1997
                  Land Sales               $8,559,924                  $3,409,620
                  Model Homes                 552,450                     492,380
                                           ----------                  ----------
                                           $9,112,374                  $3,902,000
                                           ----------                  ----------
                                           ----------                  ----------

The notes have various maturity dates from 1999 to 2001 and interest rates ranging from 10% to 15%.

As of September 30, 1998, the Company has notes receivable related to the sale of 18 model homes to a public company and has leased them back. The gain from the sale of these homes is recognized over the related lease term in accordance with Statement of Financial Accounting Standards No. 98 (SFAS
No. 98) "Accounting for Leases."

On November 17, 1997, the ownership interests in the notes receivable from affiliates were sold to an unrelated third party. With the sale of these ownership interests, the income recognition of the previously deferred income of $1,264,371 was reported. The income recognition resulted from the following:

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

During 1997, the Company sold undeveloped property for $7,217,000 to an affiliate controlled by the shareholders of the Parent. The Company received a demand note (which is full recourse to the affiliate) in the amount of $2,376,935 bearing interest at 10% per annum. The affiliate assumed the debt requirements on the existing loan secured by the property in the amount of $1,200,000 (fully relieving the Company of such obligation). The gain on the sale of $421,924 has been deferred.

In addition, during 1997, the Company assigned its rights to acquire property in which it had incurred predevelopment costs of approximately $772,638 to an affiliate controlled by the shareholders of the Parent for $1,032,686 evidenced by a 10% demand note. The gain of $260,048 has been deferred.

6.  DEVELOPMENT LOANS AND OTHER NOTES PAYABLE

Development loans and other notes payable consist of the following:


                                                       1998             1997
                                                   -----------------------------

    Revolving credit facilities (1)                 $31,334,645      $29,596,075
    Land development and construction (1) and(2)     20,609,797       22,507,898
    Installment and other (3)                            45,108           42,558
    Term loan (4)                                     4,922,500                -
                                                   -----------------------------
                                                   $56,912,050       $52,146,531
                                                   -----------------------------
                                                   -----------------------------

 (1) In January 1997, the Company entered into a revolving credit agreement with a financial institution and replaced the Company's previous credit facility. At September 30, 1997, the maximum principal available under the credit agreement was $25,000,000 subject to the maximum number of housing units under construction. The credit agreement bore interest at the Commercial Paper Rate, as defined, plus 3.75% (9.47% at September 30,1997), which was added monthly to the unpaid balance. Outstanding principal and interest on the construction base was repaid from proceeds of home sales. The credit agreement included various operating and financial covenants, including restrictions on the payment of dividends. The outstanding principal balance at September 30, 1997 was $6,372,565.

                              United Homes, Inc.

          On June 22, 1998, this $25 million credit facility was converted to a $13,715,000 project loan. The project loan bore interest at 3.75% over the LIBOR rate (9.13% at September 30, 1998)and had a maturity date of December 15, 1998. An extension until May 15, 1999 has been approved by the lender. The outstanding balance at September 30, 1998 was $3,522.802.

          In March 1997, the Company entered into a revolving credit agreement with another financial institution which matures March 2001. At September 30, 1998, the maximum principal available under the credit agreement is $55,000,000, with a land acquisition and development loan amount not to exceed $25,000,000 and a construction loan not to exceed $45,000,000 ($40,000,000 in 1997) subject to a minimum loan amount of $10,000,000 on the land acquisition and development facility. Amounts borrowed under the credit agreement bear interest at the prime rate plus 1.25% (9.75% at September 30, 1998), which is added monthly to the unpaid balance. Outstanding principal and interest on the land acquisition and development loan is repaid based on agreed upon lot release prices. Outstanding principal and interest on the construction base is repaid from proceeds of home sales. The credit agreement includes various operating and financial covenants, including restrictions on the payment of dividends. The outstanding principal balance at September 30, 1998 and 1997 was $31,334,645 and $23,223,510, respectively, categorized as revolving credit facilities and $12,804,669 and $10,662,462, respectively, categorized as land development and construction.

     (2) The Company has development loans with various financial institutions for the purpose of financing land acquisition, development, and construction improvements that mature from 1998 to 2002. The loans bear interest at fixed rates ranging primarily from 8% to 10.5%, as well as variable rates ranging from prime plus 1% to prime plus 2%, and include various restrictions concerning use and timing of borrowings.

          Interest is added to the outstanding principal monthly, and unpaid principal and interest is repaid from proceeds of home sales. These loans include $349,215 and $1,536,579 at September 30, 1998 and 1997, respectively, due to affiliates of the principal stockholders of the Parent. The loans to affiliates mature in 2000 and bear interest at fixed rates ranging primarily from 8% to 10% per annum.

     (3) The Company has various installment and other loans maturing from 1998 to 2000, and bearing interest at fixed rates ranging from 5.9% to 10%. The notes are repayable in monthly installments including principal and interest.

     (4) On June 9, 1998, the lender with the $55,000,000 revolving credit agreement made a $7,000,000 term loan. The term loan bears interest at 15% per annum and matured on November 15, 1998. The collateral for this loan is assignments of certain real estate sale contracts executed by the Company, pursuant to which the Company has contracted for or is negotiating to sell certain of its land assets. The outstanding balance at September 30, 1998 is $4,922.500.

On January 8, 1999, the Company entered into a loan modification with the lender on the $55 million revolving credit facility and the $7 million term loan.
Under the revised terms of the revolving credit facility, the debt to adjusted equity covenant was increased to 6.25 to 1 from 5 to 1. Also, the maturity date on the term loan was extended until June 30, 1999.

The aggregate maturities of development loans and other notes payable are as follows:


               YEAR ENDING SEPTEMBER 30           AMOUNT
               -------------------------------------------
               1999                           $17,569,641
               2000                             6,189,507
               2001                            33,134,259
               2002                                18,643
               2003
               Thereafter
                                             ------------
                                              $56,912,050
                                             ------------
                                             ------------

Substantially all of the Company's housing inventories and land held for sale are pledged as collateral to secure repayment of indebtedness.

During the years ended September 30, 1998, 1997, and 1996, the Company incurred and paid interest on development loans and other notes payable of $6,549,717, $6,342,270, and $3,960,336, respectively, of which $6,361,737,
$6,267,734, and $3,901,554 was capitalized, respectively.

7.  MANDATORY REDEMPTION DEBENTURES

During the first quarter of fiscal 1998, the Company sold 7,000 mandatory redemption debentures with a par value of $1,000 per debenture at a price of $985 per debenture. The gross proceeds from the offering totaled $6,985,000 after underwriting discount with offering expense of $1,135,694. The debentures are due March 15, 2005 and bear interest at 11%. Interest is payable quarterly commencing in March 1998. The debentures are to be redeemed semi-annually commencing in September 1999 in amounts of $583,110.

The debentures restrict the Company from, among other things, incurring additional indebtedness, paying excessive dividends or making certain other restricted payments or investments to the Parent, consummating certain assets sales, entering into certain transactions with affiliates, incurring liens or merging or consolidating with any other person or selling, assigning, transferring, conveying, or otherwise disposing of substantially all of their respective assets.

                              United Homes, Inc.

8. INCOME TAXES

The Company's income tax expense consists of the following:


                                           CURRENT        DEFERRED       TOTAL
                                         ---------------------------------------
Year ended September 30, 1998
     U.S. Federal                         $614,566      $ 565,895     $1,180,461
     State                                  96,410         88,777        185,187
                                          --------      ---------      ---------
                                          $710,976      $ 654,672     $1,365,648
                                          --------      ---------      ---------
                                          --------      ---------      ---------

Year ended September 30, 1997
     U.S. Federal                         $364,010      $  28,984       $392,994
     State                                  57,104          4,547         61,651
                                          --------      ---------      ---------
                                          $421,114      $  33,531       $454,645
                                          --------      ---------      ---------
                                          --------      ---------      ---------

Year ended September 30, 1996
     U.S. Federal                         $323,082      $  33,181       $356,263
     State                                  40,870          4,198         45,068
                                          --------      ---------      ---------
                                          $363,952      $  37,379       $401,331
                                          --------      ---------      ---------
                                          --------      ---------      ---------

Income tax expense is recorded as a reduction of amounts due from Parent. Income tax expense differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent as a result of the following:


                                                                 1998           1997          1996
                                                               --------------------------------------
     Computed expected tax expense                             $1,185,247     $410,637       $367,485
     Increase in income taxes resulting
          from:
        State income taxes, net of federal income                 120,370       40,073         29,294
          tax benefit
        Other, net                                                 60,031        3,935          4,552
                                                               --------------------------------------
     Total                                                     $1,365,648     $454,645       $401,331
                                                               --------------------------------------
                                                               --------------------------------------

                             United Homes, Inc.

The net deferred tax liabilities at September 30, 1998 and 1997 are recorded as a reduction of amounts due from Parent and are comprised of the following:


                                   1998          1997
                              -------------------------
DEFERRED ASSETS
     Deferred gains           $  100,284     $  484,633
     Housing inventories         356,146        344,749
     Receivables allowance         -             93,909
                              -------------------------
                                 456,430        923,291
DEFERRED LIABILITIES
     Capitalized costs         1,980,938      1,793,127
                              -------------------------
Net deferred liability        $1,524,508     $  869,836
                              -------------------------
                              -------------------------

9.  RELATED PARTY TRANSACTIONS

Substantially all due from affiliates at September 30, 1998 and 1997, relate to costs incurred for development of housing projects and temporary advances to entities in which either the Parent or the two principal stockholders of the Parent are the general partners. The amounts due from affiliates are non-interest-bearing and are payable from proceeds from sales of certain housing units.

In 1998 and 1997, the Company purchased an additional 48 and 76 lots, respectively, from an affiliate for $624,000 and $820,000, respectively. The Company is obligated to purchase an additional 40 single-family lots at a price of $13,000 per lot (Note 11).

On July 15, 1998, the Company entered into transaction whereby it sold certain property to an entity classified as an affiliate based upon the ownership attribution rules. The gross purchase price was approximately $6.8 million.

                             United Homes, Inc.

10.   FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     DEVELOPMENT LOANS AND OTHER NOTES PAYABLE AND NOTES RECEIVABLE AND NOTES RECEIVABLE FROM AFFILIATES AND MANDATORY REDEMPTION DEBENTURES

     The carrying amount of the Company's development loans and other notes payable and notes receivable and notes receivable from affiliates and mandatory redemption debentures approximates fair value based on the current rates for similar types of arrangements.

11.  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

Letters of credit and bonds approximating $4.2 million at September 30, 1998, have been issued on behalf of the Company to guarantee the completion of certain improvements associated with various properties under agreements with municipalities in which the Company is constructing homes. At September 30, 1998, the Company had pledged cash of approximately $119,000 as collateral for one letter of credit.

The Company has guaranteed certain bank loans for four limited liability companies. As of September 30, 1998, the aggregate outstanding balance of these loans was approximately $8.9 million.

On May 27, 1998, the United States of America, on behalf of the Army Corps. of Engineers, filed a suit against the Company in the Northern District of Illinois, Eastern Division, Case No. 93C3242; claiming entitlement to relief under the Clean Water Act. On July 9, 1998, the Company filed a motion to dismiss the complaint which motion is still pending. The Company believes the case was filed without merit. There is no reasonable determination at this point of the monetary damages which would be awarded if the Company is unsuccessful in the case. Management believes that resolution of this matter will not have a material effect on the Company's financial position, results of operations or cash flows.

The Company has committed to acquire various parcels of improved and unimproved land through 2001 as follows:


                    YEAR ENDING
                    SEPTEMBER 30                  AMOUNT
                    --------------------------------------

                     1999                     $ 160,000
                     2000                       640,000
                     2001                       140,000
                                              ---------
                                              $ 940,000
                                              ---------
                                              ---------

                                      SIGNATURES

     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


UNITED HOMES, INC.

By:  /s/  Edward Havlik                          Date: January 13, 1999
    ---------------------------                        -----------
    Edward Havlik, President



     PURSUANT to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the following persons and in the capacity and on the dates indicated.


          SIGNATURE                         TITLE                               DATE
         -----------                       -------                            -------
     /s/ Virgil Owings             Chairman of the Board and               January 13, 1999
     -----------------------                                               -----------
         Virgil Owings             Director

     /s/ Edward Havlik             President and Director (Principal       January 13, 1999
     -----------------------                                               -----------
         Edward Havlik             Executive Officer

     /s/ William J. Crock, Jr.     Executive Vice President, Chief         January 13, 1999
     -----------------------                                               -----------
         William J. Crock, Jr.       Financial Officer, Secretary
                                     and Treasurer (Principal
                                     Financial Officer and Principal
                                     Accounting Officer)




                                  EXHIBIT INDEX

    EXHIBIT           DESCRIPTION
    -------           -----------
      3.1      --   Articles of Incorporation of United Homes, Inc.(1)
      3.2      --   Bylaws of United Homes, Inc.(1)
      4.1      --   Specimen Debenture (filed as part of Exhibit 4.2)
      4.2      --   Indenture  dated  November  25,  1997,  by and between
                    United Homes, Inc. and National City Bank of Minneapolis(4)
     10.1      --   Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of Illinois, Inc.,
                    United Homes of Michigan, Inc. and United Homes, Inc.,
                    an Arizona corporation dated March 14, 1997(1)
     10.2      --   Loan  Agreement  between  Residential  Funding  Corporation and United Homes, Inc., United Homes of Illinois, Inc.,
                    United Homes of Michigan, Inc. and United Homes, Inc.,
                    an Arizona corporation dated May 28, 1996(1)
     10.3      --   Supplement to Loan Agreement between Residential Funding
                    Corporation and United Homes, Inc., United Homes of
                    Illinois, Inc., United Homes of Michigan, Inc. and United
                    Homes, Inc., an Arizona corporation dated October 3, 1996(1)
     10.4      --   Supplement to Loan Agreement between Residential Funding
                    Corporation and United Homes, Inc., United Homes of
                    Illinois,  Inc., United Homes of Michigan, Inc.
                    and United Homes, Inc., an Arizona corporation dated
                    August 21, 1996(1)
     10.5      --   Supplement to Loan Agreement between Residential Funding
                    Corporation and United Homes, Inc., United Homes of
                    Illinois, Inc., United Homes of Michigan, Inc. and
                    United Homes, Inc., an Arizona corporation dated
                    February 3, 1997(1)
     10.6      --   $7,000,000 Promissory Note from United Homes, Inc., United
                    Homes of Michigan, Inc., United Homes of Illinois, Inc.,
                    and United Homes, Inc., an Arizona corporation to
                    Residential Funding Corporation dated June 9, 1998*
     10.7      --   Amendment Agreement between United Homes, Inc., United
                    Homes of Illinois, Inc., United Homes of Michigan, Inc.,
                    United Homes, Inc., an Arizona corporation and Residential
                    Funding Corporation dated June 9, 1998*
     10.8      --   Second Amendment Agreement between United Homes, Inc.,
                    United Homes of Michigan, Inc., United Homes of Illinois,
                    Inc., United Homes, Inc., an Arizona corporation and
                    Residential Funding Corporation dated January 8, 1999.*
     10.9      --   Loan Agreement dated June 22, 1998 by and between United-
                    Woodmere, Inc. and Heller Financial, Inc.*
     10.10     --   Note dated June 22, 1998 in the amount of $13,715,000 from
                    United-Woodmere, Inc., to Heller Financial, Inc.*
     21.1    --     List of Subsidiaries of United Homes, Inc.(2)
     27.1    --     Financial Data Schedule*

________________________
*  Filed herewith

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

(4) Incorporated by reference from the Registrants Form 10-K Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended September 30, 1997, File No. 0-23347 filed December 30, 1997.