Form 10-Q
period 1998-12-31
UNITED HOMES INC
filed 1999-02-16
CIK 1010047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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

             Consolidated Balance Sheets as of December 31, 1998
                   (unaudited) and September 30, 1998 (audited). . . . . . . . . . .1
             Consolidated Statements of Income for the Three Months
                   ended December 31, 1998 and December 31, 1997 (unaudited) . . . .2
             Consolidated Statements of Stockholder's Equity for the
                   Three Months ended December 31, 1998 (unaudited) and the
                   year ended September 30, 1998 (audited) . . . . . . . . . . . . .3
             Consolidated Statements of Cash Flows for the Three Months ended
                   December 31, 1998 and 1997 (unaudited). . . . . . . . . . . . . .4
             Notes to the Consolidated Interim Financial Statements
                   (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .5

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .6
     Item 3. Quantitative and Qualitative Disclosure About Market Risk . . . . . .  9

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 10
     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 10
     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 10
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 10
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 10
     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


         Consolidated Balance Sheets as of December 31, 1998 (unaudited)
                        and September 30, 1998 (audited)


                                                          December 31,   September 30,
                                                              1998           1998
                                                          (unaudited)     (audited)
                                                         -------------   -------------
ASSETS
Cash and cash equivalents                                 $   594,645     $   795,880
Housing inventories                                        73,014,328      71,727,336
Land held for future development                            1,085,786       1,085,786
Investment in real estate partnership                         541,243         541,243
Due from Parent                                             4,439,700       4,563,471
Due from affiliates                                           133,965         373,098
Notes receivable                                            9,206,174       9,112,374
Other receivable                                              177,182         248,773
Deposits                                                      116,937          91,937
Other                                                       2,607,212       2,561,395
                                                         -------------   -------------
Total assets                                              $91,917,172     $91,101,293
                                                         -------------   -------------
                                                         -------------   -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities                  $10,979,538     $11,102,417
Accrued costs on closed sales                               1,777,417       2,237,972
Accrued liabilities                                           298,229         393,441
Deferred income                                               255,722         250,711
Deposits from home buyers                                     596,267         613,266
Development loans and other notes payable                  58,136,544      56,912,050
Mandatory redemption debentures                             5,865,356       5,826,111
                                                         -------------   -------------
Total liabilities                                          77,909,073      77,335,968

Investors' equity in majority-owned land
  development and housing partnerships                        758,563         758,563

Stockholder's equity
Common stock, $.01 par value; 1,000,000
 Shares authorized; 1,000 shares issued
 and outstanding                                                  100             100
Additional paid-in capital                                  1,203,900       1,203,900
Retained earnings                                          12,045,536      11,802,762
                                                         -------------   -------------
Total stockholder's equity                                 13,249,536      13,006,762
                                                         -------------   -------------
Total liabilities and stockholder's equity                $91,917,172     $91,101,293
                                                         -------------   -------------
                                                         -------------   -------------

SEE ACCOMPANYING NOTES.

     Condensed Consolidated Statements of Income for the Three Months ended
                     December 31, 1998 and 1997 (unaudited)


                                                               Three Months Ended
                                                                  December 31,
                                                              1998            1997
                                                         -------------   -------------
REVENUES
Housing and land sales (82 homes in 1998 and
    133 homes and 33 lots in 1997)                        $18,490,535     $22,827,676
Recognition of deferred income                                102,434       1,264,371
Other                                                          18,096           6,093
                                                         -------------   -------------
                                                           18,611,065      24,098,140

COST OF SALES
Housing costs, including amortization of capitalized
  interest and real estate taxes of $743,819 in
  1998 and $ 935,116 in 1997                               15,230,771      19,663,800
Amortization of capitalized project costs                   1,822,990       2,144,185
                                                         -------------   -------------
Operating Profit                                            1,557,304       2,290,155

Other costs and expenses                                    1,152,680         682,584
                                                         -------------   -------------

Income before investors share of income in majority-
  owned land development and housing partnerships             404,624       1,607,571
Investors' share of income in majority-owned
  land development and housing partnerships                   ---              58,635
                                                         -------------   -------------
Income before income taxes                                    404,624       1,548,936
Income taxes                                                  161,850         607,016
                                                         -------------   -------------
Net income                                                  $ 242,774     $   941,920
                                                         -------------   -------------
                                                         -------------   -------------

See accompanying notes.

                 Consolidated Statements of Stockholder's Equity
          for the Three Months ended December 31, 1998 (unaudited) and the year ended September 30, 1998 (audited)


                                                          Additional
                                             Common         Paid-in         Retained
                                             Stock          Capital         Earnings
                                         -------------   -------------   -------------
Balance at September 30, 1996                    $100      $    3,900     $ 9,063,386
Net income                                                                    718,603
                                         -------------   -------------   -------------
Balance at September 30, 1997                    $100      $    3,900     $ 9,781,989
Net income                                                                  2,020,773
Additional Capital contribution                             1,200,000
                                         -------------   -------------   -------------
Balance at September 30, 1998                    $100      $1,203,900     $11,802,762
Net income                                                                    242,774
                                         -------------   -------------   -------------
Balance at December 31, 1998                     $100      $1,203,900     $12,045,536
                                         -------------   -------------   -------------
                                         -------------   -------------   -------------

SEE ACCOMPANYING NOTES.

        Consolidated Statements of Cash Flows for the Three Months ended
                     December 31, 1998 and 1997 (unaudited)


                                                        Three Months Ended December 31,
                                                              1998            1997
                                                         -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income                                               $    242,774     $   941,920
Adjustments to reconcile net income to net cash
 used in operating activities:
  Investors' share of equity in majority-owned
   land development and housing partnerships                  ---              58,635
Amortization of debenture issuance costs                       39,245         ---
  Changes in:
       Housing inventories                                 (1,286,992)     (7,498,228)
       Land held for future development                       ---            (218,945)
       Due from Parent                                        123,771         711,252
       Notes receivables                                      (93,800)        201,278
       Other assets                                           239,907        (330,185)
       Accounts payable and accrued liabilities              (678,646)     (2,309,067)
       Deferred income                                          5,011      (1,264,371)
       Deposits from home buyers                              (16,999)       (217,966)
                                                         -------------   -------------
Net cash used in operating activities                      (1,425,729)     (9,925,677)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in due from managed properties                       ---              (6,128)
                                                         -------------   -------------
Net cash used in investing activities                         ---              (6,128)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other notes
 payable                                                   24,538,400      39,572,635
Repayments of development loans and other notes
 payable                                                  (23,313,906)    (35,386,955)
Net proceeds from mandatory redemption debentures             ---           5,863,776
Contributions from investors in majority-owned
 land development and housing partnerships                    ---             295,600
Distributions to investors in majority-owned land
 development and housing partnerships                         ---            (382,635)
                                                         -------------   -------------
Net cash provided by financing activities                   1,224,494       9,962,421
                                                         -------------   -------------
Increase (decrease) in cash and cash equivalents             (201,235)         30,616
Cash and cash equivalents at beginning of period              795,880       1,105,368
                                                         -------------   -------------
Cash and cash equivalents at end of period                 $  594,645     $ 1,135,984
                                                         -------------   -------------
                                                         -------------   -------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the period ended December 31, 1997, United Development Management Company contributed $1,200,000 in condominium units and commercial real estate property to United Homes, Inc.

SEE ACCOMPANYING NOTES.

  Notes to the Consolidated Interim Financial Statements (unaudited)


1.   BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim statements should be read in conjunction with the Company's audited financial statements, incorporated by reference to the Company's September 30, 1998 financial statements filed on Form 10-K, as certain footnote disclosures which substantially duplicate those contained in such audited financial statements have been omitted from these interim financial statements. In the opinion of management, the interim financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods.


2.   HOUSING INVENTORIES

     Housing inventories consisted of the following:


                                                   December 31,  September 30,
                                                       1998          1998
                                                   -----------   -------------
     Land under development, including site
     development costs                               $32,561,442   $33,006,027
     Direct construction costs                        19,260,042    18,802,515
     Capitalized project costs                        18,951,370    17,677,320
     Land held for sale                                2,241,474     2,241,474
                                                     -----------    -----------
                                                     $73,014,328   $71,727,336
                                                     -----------   -----------
                                                     -----------   -----------

3.   NOTES RECEIVABLE

     Notes receivable and Notes receivable from affiliate consist of the following:


                                                          December 31,   September 30,
                                                              1998           1998
                                                         -------------   -------------
                  Land Sales                               $8,559,924      $8,559,924
                  Model Homes                                 646,250         552,450
                                                         -------------   -------------
                                                           $9,206,174      $9,112,374
                                                         -------------   -------------
                                                         -------------   -------------

     The notes have various maturity dates from 1999 to 2001 and interest rates ranging from 10% to 15%.

     As of December 31, 1998, the Company has notes receivable related to the sale of 24 model homes to a public company and has leased them back. The gain from the sale of these homes is recognized over the related lease term in accordance with Statement of Financial Accounting Standards No. 98 (SFAS No. 98) "Accounting for Leases."

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

     The following analysis of the Company's consolidated financial condition and results of operations as of December 31, 1998 and September 30, 1998 and for the three months ended December 31, 1998 and 1997 should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and other information included elsewhere in this Report.

GENERAL

     The Company generates revenue from the interrelated activities of land acquisition, development and homebuilding. The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction, except where the home is being constructed on a speculative basis or to be used as a model home. As of December 31, 1998, the Company had 327 homes built or under construction, of which 215 were under contract for sale. The Company does not recognize a sale for accounting purposes until the sale of a home or lot is closed. The time period from execution of a purchase agreement to the closing of the sale of a home generally ranges from six to nine months.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. Revenues from housing and land sales decreased approximately $4.3 million or 19% for the three months ended December 31, 1998 from approximately $22.8 million to approximately $18.5 million. The decrease in revenue resulted from a decrease in the volume of homes and lots closed during the period.

     During the three months ended December 31, 1998, the Company closed on the sale of 82 homes at an average selling price for homes of $225,494 compared to 133 homes and 39 lots at an average selling price for homes of $159,300 in the same period ended December 31, 1997. The Company believes that the increase in the average price per home resulted from the mix of homes closed during these periods.

     Housing costs decreased during the three month period ended December 31, 1998 from approximately $19.6 million to approximately $15.2 million as compared to the same period ended December 31, 1997. The decrease in these costs resulted mainly from decreases in the number of homes constructed, sold and closed during the period as compared to the same period ended December 31, 1997. As a percentage of housing and land sales revenue, however, housing costs decreased from 86.1% during the three months ended December 31, 1997 to 82.4% during the three months ended December 31, 1998. This decrease was also caused by the change in the mix of homes closed during the three month period ended December 31, 1998 as compared to the three month period ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at December 31, 1998 was approximately $0.6 million, and on and September 30, 1998 was approximately $0.8 million. The Company typically finances the acquisition of land parcels, the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) and construction of homes by drawing on a $55 million line of credit from Residential Funding Corp., a portion which is allocated to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line"). As of December 31, 1998 and September 30, 1998, the Company had total indebtedness of approximately $44.1 million and $45.2 million, respectively, on the Residential Line. Of this, $9.9 million and $12.8 million, respectively, is related to acquisition and development.

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the Residential Line. Thus, the amount of indebtedness outstanding on this line fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the quarter ended December 31, 1998 and 1997, the Company made principal reductions of approximately $23.3 million and $35.4 million, respectively, on this line. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.0% as of December 31, 1998). The Residential Line matures on March 14, 2001.

     From time to time, the Company also incurs indebtedness secured by specific projects for specific acquisition and development activities. As of December 31, 1998 and September 30, 1998, the Company had approximately $6.4 million and $3.5 million, respectively, of this indebtedness outstanding, all of which was secured by certain of the Company's assets. This indebtedness generally matures between 1999 and 2000 and bears interest at a rate of approximately 10.0% per annum as of December 31, 1998.

     Finally, the Company also generates additional working capital by selling, and then leasing back, certain of its model homes to Dynex Residential, Inc., formerly known as National Model Homes. As of December 31, 1998, the company was leasing 24 model homes from Dynex. The Company believes this arrangement allows it to increase its available capital by reducing the amount of capital committed to model homes which are typically the last homes sold at the Company's developments.

     The Company believes that the capital available under the line of Credit described above, project specific indebtedness and cashflow from the sale of model homes, internally generated funds and the proceeds from the offering of Debentures, will be sufficient to meet the Company's reasonably anticipated needs for working capital and liquidity for the foreseeable future. If the above amounts prove insufficient to operate the Company's business, however, the Company would have to raise additional capital (debt or equity or both) from its current lenders or other third parties. There can be no assurance that additional capital, either in the form of equity or debt, will be available on terms and conditions acceptable to the Company, if at all.

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company's operating activities utilized cash during the three month periods ended December 31, 1998 and December 31, 1997 of approximately $1.4 million and $9.9 million, respectively.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. The Company's financing activities provided the bulk of the Company's cash flow during the three months ended December 31, 1998 and 1997. Net cash provided by financing activities during these periods was approximately $1.2 million and $9.9 million, respectively. In each case, the bulk of the proceeds were comprised almost entirely of proceeds from development loans and other notes payable of approximately $24.5 million and $39.6 million, respectively, offset by repayments on development loans and other notes payable of approximately $23.3 million and $35.4 million, respectively. The increase in borrowing activity in each time period reflects increases in the amount of funds necessary to finance the Company's construction and development activities as reflected by increases in the number of homes constructed and sold by the Company in each period when compared to the prior comparable period. These borrowings are typically repaid from the proceeds of housing or lot sales and then reborrowed by the Company to fund construction costs. Thus, borrowings on the Company's lines of credit (described above) fluctuate significantly based on the level of the Company's activities. In addition, during the three months ended December 31, 1997, the Company also received net proceeds of approximately $5.9 million from sale of the debentures.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by or used for investing activities was not significant for the three months ended December 31, 1998 and December 31, 1997.

     INFLATION AND SEASONALITY. Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to increase the price of its housing products to cover these costs. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates during 1997 and 1998. If rates increase, potential customers may be discouraged from purchasing a home due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed and sold year-round, particularly in the Phoenix Area and, in part, due to the Company's winter foundation program which allows it to maintain available inventory for winter sales and spring closings. A particularly harsh winter in the Midwest could, however, limit the Company's winter foundation program, thus impacting sales and closings the following spring in an adverse manner.

     YEAR 2000. The Company recognizes the importance of the Year 2000 issue and is taking a phased approach intended to facilitate an appropriate transition into the Year 2000. These phases include:

- -    Allocation of Company resources to manage the approach,

- - Evaluation of the Company's information technology ("IT") systems and non-IT systems that include imbedded microprocessors (together, the Company's "Internal Systems"),

- - Inquiry into IT and non-IT systems for principal vendors (principally subcontractors) and other service providers (together, the Company's "External Systems"),

- - Evaluation of risk associated with Internal and External Systems compliance efforts,

- -    Test of all material Internal and External Systems as practicable,

- - Creation of contingency plans for non-compliance of either Internal or External Systems, and

- - Determination of the expected total cost of a complete state of readiness for the Company.

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

     Costs - As of December 31, 1998, less than $10,000 of outside consulting costs have been incurred related specifically to the Company's Year 2000 initiatives. The Company will incur capital expenditures and internal staff costs, as well as additional outside consulting expenditures, related to this process. Based on currently available information, the Company does not expect the costs of these initiatives to exceed $400,000.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 27, 1998, the United States of America, on behalf of the Army Corporation of Engineers filed a suite against the Company in the Northern District of Illinois, Eastern Division, Case No. 93C3242; claiming entitlement to relief under the Clean Water Act. In a timely manner, on June 9, 1998, the Company filed a Motion to Dismiss the complaint which is still pending. The Company believes the case was filed without merit. There is no reasonable determination at this point of the monetary damages which would be awarded if the Company is unsuccessful in the case. Management believes that resolution of this matter will not have a material effect on the Company's financial position, results of operation or cash flows.

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

     (a)  Exhibit Index
     (b)  No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES


     PURSUANT to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED HOMES, INC.

By: /s/  Edward Havlik                                  Date: February 16, 1999
   -----------------------------------
     Edward Havlik
     President

By: /s/  William J. Crock, Jr.                          Date: February 16, 1999
   -----------------------------------
     William J. Crock, Jr.
     Executive Vice President,
     Chief Financial Officer,
     Secretary and Treasurer
     (Principal Financial Officer
     and Principal Accounting
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