Form 10-Q
period 1999-03-31
UNITED HOMES INC
filed 1999-05-24
CIK 1010047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1999

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

             Consolidated Balance Sheets as of March 31, 1999
                   (unaudited) and September 30, 1998 (audited). . . . . . . . . . .1
             Consolidated Statements of Income (loss) for the Six months ended March 31, 1999 and March 31, 1998 (unaudited) . . . . . . .2
             Consolidated Statements of Income (loss) for the Three months ended March 31, 1999 and March 31, 1998 (unaudited) . . . . . . .3
             Consolidated Statements of Stockholder's Equity for the
                   Six months ended March 31, 1999 (unaudited) and the
                   year ended September 30, 1998 (audited) . . . . . . . . . . . . .4
             Consolidated Statements of Cash Flows for the Six months ended
                   March 31, 1999 and 1998 (unaudited). . . . . . . . . . . . . . . 5
             Notes to the Consolidated Interim Financial Statements
                   (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .7
     Item 3. Quantitative and Qualitative Disclosure About Market Risk . . . . . . 11

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 11
     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . 12
     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . 12
     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 12
     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 12
     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


         Consolidated Balance Sheets as of March 31, 1999 (unaudited)
                        and September 30, 1998 (audited)

                                                            March 31,     September 30,
                                                              1999           1998
                                                          (unaudited)     (audited)
                                                         -------------   -------------
ASSETS
Cash and cash equivalents                                 $   542,301     $   795,880
Housing inventories                                        72,364,607      71,727,336
Land held for future development                            1,085,786       1,085,786
Investment in real estate partnership                         541,243         541,243
Due from Parent                                             4,656,452       4,563,471
Due from affiliates                                           222,500         373,098
Notes receivable                                            9,439,386       9,112,374
Other receivable                                              183,146         248,773
Deposits                                                      103,906          91,937
Other Assets                                                2,708,563       2,561,395
                                                         -------------   -------------
Total assets                                              $91,847,890     $91,101,293
                                                         -------------   -------------
                                                         -------------   -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities                  $13,720,810     $11,495,858
Accrued costs on closed sales                                 892,450       2,237,972
Deferred income                                               170,991         250,711
Deposits from home buyers                                     709,867         613,266
Development loans and other notes payable                  56,902,060      56,912,050
Mandatory redemption debentures, net of issuance            5,914,004       5,826,111
   costs and discounts                                   -------------   -------------
Total liabilities                                          78,310,182      77,335,968

Investors' equity in majority-owned land
  development and housing partnerships                        741,511         758,563

Stockholder's equity
Common stock, $.01 par value; 1,000,000
 Shares authorized; 1,000 shares issued
 and outstanding                                                  100             100
Additional paid-in capital                                  1,203,900       1,203,900
Retained earnings                                          11,592,197      11,802,762
                                                         -------------   -------------
Total stockholder's equity                                 12,796,197      13,006,762
                                                         -------------   -------------
Total liabilities and stockholder's equity                $91,847,890     $91,101,293
                                                         -------------   -------------
                                                         -------------   -------------

SEE ACCOMPANYING NOTES.

Condensed Consolidated Statements of Income (Loss) for the Six months ended
                     March 31, 1999 and 1998 (unaudited)

                                                               Six months Ended
                                                                    March 31,
                                                              1999            1998
                                                         -------------   -------------
REVENUES
Housing and land sales (143 homes and 91 lots
    in 1999 and 263 homes and 61 lots in 1998)            $33,026,629     $53,654,721
Recognition of deferred income                                211,954       1,264,371
Other                                                          38,237          23,879
                                                         -------------   -------------
                                                           33,276,820      54,942,971

COST OF SALES
Housing costs, including amortization of capitalized
  interest and real estate taxes of $1,280,159 in
  1999 and $1,672,193 in 1998                              27,624,417      45,224,337
Amortization of capitalized project costs                   3,536,613       5,916,721
                                                         -------------   -------------
Operating Profit                                            2,115,790       3,801,913

Other costs and expenses                                    2,466,065       2,001,406
                                                         -------------   -------------
Income (loss) before investors share of income in
  majority-owned land development and housing
  partnerships                                               (350,275)      1,800,507
Investors' share of income in majority-owned
  land development and housing partnerships                     ---            42,365
                                                         -------------   -------------
Income (loss) before income taxes                            (350,275)      1,758,142
Income taxes (benefit)                                       (139,710)        703,000
                                                         -------------   -------------
Net income (loss)                                           $(210,565)     $1,055,142
                                                         -------------   -------------
                                                         -------------   -------------

SEE ACCOMPANYING NOTES.

  Condensed Consolidated Statements of Income (Loss) for the Three months ended
                     March 31, 1999 and 1998 (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              1999            1998
                                                         -------------   -------------
REVENUES
Housing and land sales (56 homes and 91 lots
    in 1999 and 130 homes and 22 lots in 1998)            $14,536,094     $30,827,045
Recognition of deferred income                                109,520          ---
Other                                                          20,141          17,786
                                                         -------------   -------------
                                                           14,665,755      30,844,831

COST OF SALES
Housing costs, including amortization of capitalized
  interest and real estate taxes of $536,339 in
  1999 and $737,077 in 1998                                11,995,979      25,560,537
Amortization of capitalized project costs                   2,111,290       3,772,536
                                                         -------------   -------------
Operating Profit                                              558,486       1,511,758

Other costs and expenses                                    1,422,905       1,318,822
                                                         -------------   -------------
Income (loss) before investors share of income in
  majority-owned land development and housing
  partnerships                                               (864,419)        192,936
Investors' share of income in majority-owned
  land development and housing partnerships                     ---           (16,270)
                                                         -------------   -------------
Income (loss) before income taxes                            (864,419)        209,206
Income taxes (benefit)                                       (345,368)         95,984
                                                         -------------   -------------
Net income (loss)                                           $(519,051)     $  113,222
                                                         -------------   -------------
                                                         -------------   -------------

SEE ACCOMPANYING NOTES.

                     Consolidated Statements of Stockholder's Equity
                 for the Six months ended March 31, 1999 (unaudited) and
                       the year ended September 30, 1998 (audited)

                                                          Additional
                                             Common         Paid-in         Retained
                                             Stock          Capital         Earnings
                                         -------------   -------------   -------------
Balance at September 30, 1996                    $100      $    3,900     $ 9,063,386
Net income                                                                    718,603
                                         -------------   -------------   -------------
Balance at September 30, 1997                     100           3,900       9,781,989
Net income                                                                  2,020,773
Additional Capital contribution                             1,200,000
                                         -------------   -------------   -------------
Balance at September 30, 1998                     100       1,203,900      11,802,762
Net loss                                                                     (210,565)
                                         -------------   -------------   -------------
Balance at March 31, 1999                        $100      $1,203,900     $11,592,197
                                         -------------   -------------   -------------
                                         -------------   -------------   -------------

SEE ACCOMPANYING NOTES.

        Consolidated Statements of Cash Flows for the Six months ended
                     March 31, 1999 and 1998 (unaudited)

                                                           Six months Ended March 31,
                                                              1999            1998
                                                         -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                        $   (210,565)    $ 1,055,142
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Investors' share of equity in majority-owned
   land development and housing partnerships                                   42,365
Amortization of debenture issuance costs                       87,893             ---
  Changes in:
       Housing inventories                                   (637,271)     (7,511,024)
       Land held for future development                           ---      (5,084,054)
       Due from Parent                                        (92,981)      1,374,989
       Notes receivable                                      (327,012)       (279,206)
       Other assets                                            57,088         (26,564)
       Accounts payable and accrued liabilities               879,430      (1,512,242)
       Deferred income                                        (79,720)     (1,264,371)
       Deposits from home buyers                               96,601         (85,517)
                                                         -------------   -------------
Net cash used in operating activities                        (226,537)    (13,290,482)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in due from managed properties                           ---          (6,128)
                                                         -------------   -------------
Net cash used in investing activities                             ---          (6,128)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other notes
 payable                                                   45,506,525      72,820,321
Repayments of development loans and other notes
 payable                                                  (45,516,515)    (64,886,895)
Net proceeds from mandatory redemption debentures                 ---       5,863,716
Contributions from investors in majority-owned
 land development and housing partnerships                        ---         295,600
Distributions to investors in majority-owned land
 development and housing partnerships                         (17,052)       (497,371)
                                                         -------------   -------------
Net cash provided by (used in) financing activities           (27,042)     13,595,371
                                                         -------------   -------------
Increase (decrease) in cash and cash equivalents             (253,579)        298,761
Cash and cash equivalents at beginning of period              795,880       1,105,368
                                                         -------------   -------------
Cash and cash equivalents at end of period                 $  542,301     $ 1,404,129
                                                         -------------   -------------
                                                         -------------   -------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the six months ended March 31, 1998, United Development
Management Company contributed $1,200,000 in condominium units and commercial real estate property to United Homes, Inc.

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


2.   HOUSING INVENTORIES

     Housing inventories consisted of the following:

                                                     March 31,    September 30,
                                                       1999          1998
                                                   -----------   -------------
     Land under development, including site
     development costs                               $30,182,062   $33,006,027
     Direct construction costs                        19,843,842    18,802,515
     Capitalized project costs                        22,110,856    17,677,320
     Land held for sale                                  227,847     2,241,474
                                                     -----------    -----------
                                                     $72,364,607   $71,727,336
                                                     -----------   -----------
                                                     -----------   -----------

3.   NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                            March 31,    September 30,
                                                              1999           1998
                                                         -------------   -------------
                  Land Sales                               $8,916,836      $8,559,924
                  Model Homes                                 522,550         552,450
                                                         -------------   -------------
                                                           $9,439,386      $9,112,374
                                                         -------------   -------------
                                                         -------------   -------------

     The notes have various maturity dates from 1999 to 2001 and interest rates ranging from 10% to 15%.

     As of March 31, 1999, the Company has notes receivable related to the sale of 29 model homes to a public company and has leased them back. The gain from the sale of these homes is recognized over the related lease term in accordance with Statement of Financial Accounting Standards No. 98 (SFAS No. 98) "Accounting for Leases."

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

     The following analysis of the Company's consolidated financial condition and results of operations as of March 31, 1999 and September 30, 1998 and for the six months ended March 31, 1999 and 1998 should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and other information included elsewhere in this Report.

GENERAL

     The Company generates revenue from the interrelated activities of land acquisition, development and homebuilding. The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction, except where the home is being constructed on a speculative basis or to be used as a model home. As of March 31, 1999, the Company had 289 homes built or under construction, of which 239 were under contract for sale. The Company does not recognize a sale for accounting purposes until the sale of a home or lot is closed. The time period from execution of a purchase agreement to the closing of the sale of a home generally ranges from six to nine months.

RESULTS OF OPERATIONS

     SIX MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998. Revenues from housing and land sales decreased approximately $20.6 million or 38% for the six months ended March 31, 1999 from approximately $53.6 million in 1998 to approximately $33.0 million in 1999. The decrease in revenue resulted from a decrease in the volume of homes and lots closed during the period. Additionally, the severe winter conditions in the Midwest coupled with a delay in closing on financing for one of the projects in Chicago were major factors in this decline.

     During the six months ended March 31, 1999, the Company closed on the sale of 143 homes and 91 lots at an average selling price for homes of $207,221 compared to 263 homes at an average selling price for homes of $165,800 in the same period ended March 31, 1998. The Company believes that the increase in the average price per home resulted from the mix of homes closed during these periods.

     Housing costs decreased during the six month period ended March 31, 1999 from approximately $45.2 million to approximately $27.6 million as compared to the same period ended March 31, 1998. The decrease in these costs resulted mainly from decreases in the number of homes constructed, sold and closed during the period as compared to the same period ended March 31, 1998. As a percentage of housing and land sales revenue, housing costs decreased from 84.3% during the six months ended March 31, 1998 to 83.6% during the six months ended March 31, 1999. This decrease was also caused by the change in the mix of homes closed during the six month period ended March 31, 1999 as compared to the six month period ended March 31, 1998.

     THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998. Revenue from housing and land sales decreased approximately $16.3 million or 52.9% for the three months ended March 31, 1999 from approximately $30.8 million to approximately $14.5 million. The decrease in revenue resulted from a decrease in the volume of homes and lots closed during the period. Additionally, the severe winter conditions in the Midwest coupled with a delay in closing on financing for one of the projects in Chicago were major factors in this decline.

     During the three months ended March 31, 1999, the company closed on 56 homes and 91 lots at an average selling price for homes of $198,966 compared to 130 homes and 22 lots at an average selling price for homes of $202,810 in the same period ended March 31, 1998. The Company believes that the decrease in the average price per home resulted from the mix of homes closed during these periods.

     Housing costs decreased during the three month period ended March 31, 1999 from approximately $25.6 million to approximately $11.9 million as compared to the same period ended March 31, 1998. The decrease in these costs resulted mainly from decreases in the number of homes constructed, sold and closed during the period as compared to the same period ended March 31, 1998. As a percentage of housing and land sales revenue, housing cost remained about the same during the three month ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at March 31, 1999 was approximately $0.5 million, and on September 30, 1998 was approximately $0.8 million. The Company typically finances the acquisition of land parcels, the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) and construction of homes by drawing on a $55 million line of credit from Residential Funding Corp., a portion which is allocated to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line"). As of March 31, 1999 and September 30, 1998, the Company had total indebtedness of approximately $42.1 million and $44.1 million, respectively, on the Residential Line. Of this, $7.5 million and $12.8 million, respectively, is related to acquisition and development.

     Additionally, the Company has overline arrangement with RFC, and as of March 31, 1999 and September 30, 1998, the indebtedness outstanding under such overline was $5.5 million and $4.9 million, respectively.

     Upon closing of a home sale, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the Residential Line. Thus, the amount of indebtedness outstanding on this line fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the six months ended March 31, 1999 and 1998, the Company made principal reductions of approximately $28.9 million and $41.6 million, respectively, on this line. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.0% as of March 31, 1999). The Residential
Line matures on March 14, 2001.

     From time to time, the Company also incurs indebtedness secured by specific projects for specific acquisition, development and construction activities. As of March 31, 1999 and September 30, 1998, the Company had approximately $9.5 million and $6.4 million, respectively, of this indebtedness outstanding, all of which was secured by certain of the Company's assets. This indebtedness generally matures between 1999 and 2000 and bears interest at a rate of approximately 10.0% per annum as of March 31, 1999.

     The Company also generates additional working capital by selling, and then leasing back, certain of its model homes to Dynex Residential, Inc., formerly known as National Model Homes. As of March 31, 1999, the Company was leasing 29 model homes from Dynex. The Company believes this arrangement allows it to increase its available capital by reducing the amount of capital committed to model homes which are typically the last homes sold at the Company's developments.

     On March 11, 1999, the Company closed a $10,000,000 line of credit facility with First American Bank, Texas to fund home building operations at its Casas del Cielo subdivision. On May 12, 1999, the Company closed a $15,000,000 revolving loan facility with NationsBank, N.A. to finance construction of homes at its Mirage (Joliet, Illinois) and Brooks Farm (Lake County, Illinois) developments. The Casas del Cielo and Mirage Projects had previously been funded by the Residential Line, which has been amended to exclude these projects.

     The Company believes that the capital available under the various Lines of Credit described herein, project specific indebtedness and cashflow from the sale of model homes, internally generated funds and the proceeds from the offering of Debentures, will be sufficient to meet the Company's reasonably anticipated needs for working capital and liquidity for the foreseeable future. If the above amounts prove insufficient to operate the Company's business, however, the Company would have to raise additional capital (debt or equity or both) from its current lenders or other third parties. There can be no assurance that additional capital, either in the form of equity or debt, will be available on terms and conditions acceptable to the Company, if at all.

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company's operating activities utilized cash during the six month periods ended March 31, 1999 and March 31, 1998 of approximately $0.2 million and $13.3 million, respectively.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. The Company's financing activities provided the bulk of the Company's cash flow during the six months ended March 31, 1999 and 1998. Net cash provided by financing activities during these periods was approximately $0.02 million and $13.6 million, respectively. For the six months ended March 31, 1998, the bulk of the proceeds were comprised almost entirely of proceeds from development loans and other notes payable of approximately $45.5 million and $72.8 million, respectively, offset by repayments on development loans and other notes payable of approximately $45.5 million and $64.9 million, respectively. The increase in borrowing activity for the period ended March 31, 1998 reflects increases in the amount of funds necessary to finance the Company's construction and development activities as reflected by increases in the number of homes constructed and sold by the Company in each period when compared to the prior comparable period. These borrowings are typically repaid from the proceeds of housing or lot sales and then reborrowed by the Company to fund construction costs. Thus, borrowings on the Company's lines of credit (described above) fluctuate significantly based on the level of the Company's activities. In addition, during the six months ended March 31, 1998, the Company also received net proceeds of approximately $5.9 million from sale of the debentures.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by or used for investing activities was not significant for the six months ended March
31, 1999 and March 31, 1998.

     INFLATION AND SEASONALITY. Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to increase the price of its housing products to cover these costs. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates during 1998 and 1999. If rates increase, potential customers may be discouraged from purchasing a home due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality is generally not a significant factor in the Company's operations, in part because homes can be constructed and sold year-round, particularly in the Phoenix Area and, in part, due to the Company's winter foundation program which allows it to maintain available inventory for winter sales and spring closings. A particularly harsh winter in the Midwest could, however, limit the Company's winter foundation program, thus impacting sales and closings the following spring in an adverse manner.

     YEAR 2000. The Company recognizes the importance of the Year 2000 issue and is taking a phased approach intended to facilitate an appropriate transition into the Year 2000. These phases include:

- - -    Allocation of Company resources to manage the approach,

- - -    Evaluation of the Company's information technology ("IT") systems and non-IT systems that include imbedded microprocessors (together, the Company's "Internal Systems"),

- - -    Inquiry into IT and non-IT systems for principal vendors (principally subcontractors) and other service providers (together, the Company's "External Systems"),

- - -    Evaluation of risk associated with Internal and External Systems compliance efforts,

- - -    Test of all material Internal and External Systems as practicable,

- - -    Creation of contingency plans for non-compliance of either Internal or
       External Systems, and

- - -    Determination of the expected total cost of a complete state of readiness for the Company.


     The Company will allocate resources to the phased approach outlined above and will complete an inventory of Internal Systems and an inventory of External Systems to determine those that do not properly recognize dates after December 31, 1999.

     The Company's principal Internal Systems include its general systems architecture (mini-computer with remote operations) and integrated enterprise software. The Company is currently operating on the latest version of the operating system and integrated enterprise software and has received representations from the vendors indicating Year 2000 compliance. The Company is in the process of evaluating the compliance of its general systems architecture. Despite the certifications from vendors, the Company will continue to test compliance on its principal and secondary Internal Systems during fiscal 1999.

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

     Costs - As of March 31, 1999, less than $10,000 of outside consulting costs have been incurred related specifically to the Company's Year 2000 initiatives. The Company will incur capital expenditures and internal staff costs, as well as additional outside consulting expenditures, related to this process. Based on currently available information, the Company does not expect the costs of these initiatives to exceed $400,000.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 27, 1998, the United States of America, on behalf of the Army Corporation of Engineers filed a suit against the Company in the Northern District of Illinois, Eastern Division, Case No. 93C3242; claiming entitlement to relief under the Clean Water Act. In a timely manner, on June 9, 1998, the Company filed a Motion to Dismiss the complaint which is still pending. The Company believes the case was filed without merit. There is no reasonable determination at this point of the monetary damages which would be awarded if the Company is unsuccessful in the case. Management believes that resolution of this matter will not have a material effect on the Company's financial position, results of operation or cash flows.

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

     In April 1999, Freeborn & Peters, a law firm in Chicago, employed by the company, filed suit for fees due as action 99L001245. This claim has been settled by entry into a payment plan which has been established and to date, adhered to.

     In March 1999, Michael J. Walters Advertising, filed for an arbitration hearing over fees claimed owed to it of approximately $350,000. The Company disputes the amount of fees owed, believing the amount owed is substantially less than claimed. A hearing date has not yet been established.

     In May 1999, M. Ecker Co. notified the Company it was filing a suit for fees owed. The Company has not yet been served and the amount of the suit is not yet determined.

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

UNITED HOMES, INC.

By: /s/  Edward Havlik                                  Date: May 24, 1999
   -----------------------------------
     Edward Havlik
     President

By: /s/  William J. Crock, Jr.                          Date: May 24, 1999
   -----------------------------------
     William J. Crock, Jr.
     Executive Vice President,
     Chief Financial Officer,
     Secretary and Treasurer
     (Principal Financial Officer
     and Principal Accounting
     Officer).

                                  EXHIBIT INDEX



  Exhibit     Description
  -------     -----------

      3.1  -  Articles of Incorporation of United Homes, Inc.(1)
      3.2  -  Bylaws of United Homes, Inc.(1)
      27   -  Financial Data Schedule*



- ------------------------------
* Filed herewith

(1) Incorporated by reference from the Registrant's Registration Statement on Form S-1, File No. 333-33965, filed August 19, 1997.