Form 10-Q
period 1999-06-30
UNITED HOMES INC
filed 1999-08-24
CIK 1010047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

             Consolidated Balance Sheets as of June 30, 1999
                   (unaudited) and September 30, 1998 (audited). . . . . . . .1
             Consolidated Statements of Income (loss) for the Nine months ended June 30, 1999 and 1998 (unaudited) . . . . .2
             Consolidated Statements of Income (loss) for the Three months ended June 30, 1999 and 1998 (unaudited) . . . . .3
             Consolidated Statements of Stockholder's Equity for the
                   Nine months ended June 30, 1999 (unaudited) and the
                   year ended September 30, 1998 (audited) . . . . . . . . . .4
             Consolidated Statements of Cash Flows for the Nine months
                   ended June 30, 1999 and 1998 (unaudited). . . . . . . . . .5
             Notes to the Consolidated Interim Financial Statements
                   (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .6

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


           Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                        and September 30, 1998 (audited)


                                                            June 30,     September 30,
                                                              1999           1998
                                                          (unaudited)     (audited)
                                                         -------------   -------------
ASSETS
Cash and cash equivalents                                 $   863,832     $   795,880
Housing inventories                                        73,592,048      71,727,336
Land held for future development                            1,085,786       1,085,786
Investment in real estate partnership                         369,456         541,243
Due from Parent                                             5,170,812       4,563,471
Due from affiliates                                           413,476         373,098
Notes receivable                                           11,594,222       9,112,374
Other receivable                                              248,977         248,773
Deposits                                                      125,939          91,937
Other Assets                                                2,651,190       2,561,395
                                                         -------------   -------------
Total assets                                              $96,115,739     $91,101,293
                                                         -------------   -------------
                                                         -------------   -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities                  $14,625,673     $11,495,858
Accrued costs on closed sales                               1,010,118       2,237,972
Deferred income                                                89,199         250,711
Deposits from home buyers                                     984,846         613,266
Development loans and other notes payable                  61,569,034      56,912,050
Mandatory redemption debentures, net of issuance            5,962,652       5,826,111
   costs and discounts                                   -------------   -------------
Total liabilities                                          82,651,531      77,335,968

Investors' equity in majority-owned land
  development and housing partnerships                        899,939         758,563

Stockholder's equity
Common stock, $.01 par value; 1,000,000
 Shares authorized; 1,000 shares issued
 and outstanding                                                  100             100
Additional paid-in capital                                  1,203,900       1,203,900
Retained earnings                                          11,360,269      11,802,762
                                                         -------------   -------------
Total stockholder's equity                                 12,564,269      13,006,762
                                                         -------------   -------------
Total liabilities and stockholder's equity                $96,115,739     $91,101,293
                                                         -------------   -------------
                                                         -------------   -------------

SEE ACCOMPANYING NOTES.

  Condensed Consolidated Statements of Income (Loss) for the Nine months ended
                       June 30, 1999 and 1998 (unaudited)


                                                               Nine months Ended
                                                                    June 30,
                                                              1999            1998
                                                         -------------   -------------
REVENUES
Housing and land sales (305 units in 1999 and
    435 units in 1998)                                    $47,437,094     $76,962,788
Recognition of deferred income                                293,746       1,264,371
Other                                                          28,864          28,711
                                                         -------------   -------------
                                                           47,759,704      78,255,870

COST OF SALES
Housing costs, including amortization of capitalized
  interest and real estate taxes of $1,424,524 in
  1999 and $2,917,989 in 1998                              38,532,243      63,574,610
Amortization of capitalized project costs                   7,137,288      11,019,418
                                                         -------------   -------------
Operating Profit                                            2,090,173       3,661,842

Other costs and expenses                                    2,827,661       2,342,329
                                                         -------------   -------------
Income (loss) before investors share of income in
  majority-owned land development and housing
  partnerships                                               (737,488)      1,319,513
Investors' share of income in majority-owned
  land development and housing partnerships                     ---           128,863
                                                         -------------   -------------
Income (loss) before income taxes                            (737,488)      1,190,650
Income tax provision (benefit)                               (294,995)        476,260
                                                         -------------   -------------
Net income (loss)                                           $(442,493)     $  714,390
                                                         -------------   -------------
                                                         -------------   -------------

SEE ACCOMPANYING NOTES.

 Condensed Consolidated Statements of Income (Loss) for the Three months ended
                       June 30, 1999 and 1998 (unaudited)



                                                               Three Months Ended
                                                                    June 30,
                                                              1999            1998
                                                         -------------   -------------

REVENUES
Housing and land sales (72 units in 1999 and
  111 units in 1998)                                      $14,410,465     $23,308,067
Recognition of deferred income                                 81,792             ---
Other                                                          (9,373)          4,832
                                                         -------------   -------------
                                                           14,482,884      23,312,899

COST OF SALES
Housing costs, including amortization of capitalized
  interest and real estate taxes of $796,279 in
  1999 and $1,245,796 in 1998                              10,907,825      18,350,273
Amortization of capitalized project costs                   3,600,675       5,102,697
                                                         -------------   -------------
Operating Profit (loss)                                       (25,616)       (140,071)
Other costs and expenses                                      361,596         340,923
                                                         -------------   -------------
Income (loss) before investors share of income in
  majority-owned land development and housing
  partnerships                                               (387,212)       (480,994)
Investors' share of income in majority-owned
  land development and housing partnerships                       ---          86,498
                                                         -------------   -------------
Income (loss) before income taxes                            (387,212)       (567,492)
Income tax provision                                         (155,285)       (226,740)
                                                         -------------   -------------
Net income (loss)                                           $(231,927)    $  (340,752)
                                                         -------------   -------------
                                                         -------------   -------------

SEE ACCOMPANYING NOTES.

                 Consolidated Statements of Stockholder's Equity
             for the Nine months ended June 30, 1999 (unaudited) and
              the years ended September 30, 1998 and 1997 (audited)



                                                          Additional
                                             Common         Paid-in         Retained
                                             Stock          Capital         Earnings
                                         -------------   -------------   -------------

Balance at September 30, 1997                    $100     $     3,900    $  9,781,989
Net income                                                                  2,020,773
Additional Capital contribution                             1,200,000
                                         -------------   -------------   -------------
Balance at September 30, 1998                     100       1,203,900      11,802,762
Net loss                                                                     (442,493)
                                         -------------   -------------   -------------
Balance at June 30, 1999                         $100      $1,203,900     $11,360,269
                                         -------------   -------------   -------------
                                         -------------   -------------   -------------


SEE ACCOMPANYING NOTES.

Consolidated Statements of Cash Flows for the Nine months ended June 30, 1999 and 1998 (unaudited)


                                                           Nine months Ended June 30,
                                                              1999            1998
                                                         -------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                          $ (442,493)    $   714,390
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
Amortization of debenture issuance costs                      136,541
  Changes in:
       Housing inventories                                 (1,864,712)    (10,381,187)
       Investment in Real Estate Partnership                  171,786      (4,452,986)
       Due from Parent                                        607,341         792,248
       Notes receivable                                    (2,481,848)       (624,986)
       Other assets                                          (164,379)      1,440,287
       Accounts payable and accrued liabilities               311,970      (6,956,439)
       Deferred income                                       (161,513)     (1,264,371)
       Deposits from home buyers                              371,580         (96,892)
                                                         -------------   -------------
Net cash used in operating activities                      (4,730,409)    (20,829,936)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in due from managed properties                           ---          78,417
                                                         -------------   -------------
Net cash used in investing activities                             ---          78,417

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other notes
 payable                                                   72,162,812      92,573,330
Repayments of development loans and other notes
 payable                                                  (67,505,827)    (78,858,274)
Net proceeds from mandatory redemption debentures                 ---       5,863,716
Distributions to investors in majority-owned land
 development and housing partnerships                         141,376        (390,929)
Change in capitalization                                          ---       1,200,000
                                                         -------------   -------------
Net cash provided by (used in) financing activities         4,798,361      20,387,903
                                                         -------------   -------------
Increase (decrease) in cash and cash equivalents               67,952        (363,616)
Cash and cash equivalents at beginning of period              795,880       1,105,368
                                                         -------------   -------------
Cash and cash equivalents at end of period               $    863,832     $   741,752
                                                         -------------   -------------
                                                         -------------   -------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

During the nine months ended June 30, 1998, United Development Management Company contributed $1,200,000 in condominium units and commercial real estate property to United Homes, Inc.

SEE ACCOMPANYING NOTES.

  Notes to the Consolidated Interim Financial Statements (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated interim financial statements do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These interim statements should be read in conjunction with the Company's audited financial statements, incorporated by reference to the Company's September 30, 1999 financial statements filed on Form 10-K, as certain footnote disclosures which substantially duplicate those contained in such audited financial statements have been omitted from these interim financial statements. In the opinion of management, the interim financial statements contain all adjustments (which are normal and recurring) necessary for a fair statement of financial results for the interim periods.

2.   HOUSING INVENTORIES

     Housing inventories consisted of the following:


                                                     June 30,    September 30,
                                                       1999          1998
                                                   -----------   -------------
     Land under development, including site
     development costs                             $27,664,699   $33,006,027
     Direct construction costs                      20,898,177    18,802,515
     Capitalized project costs                      24,801,325    17,677,320
      Land held for sale                               227,847     2,241,474
                                                   -----------   -----------
                                                   $73,592,048   $71,727,336
                                                   -----------   -----------
                                                   -----------   -----------


3.   NOTES RECEIVABLE

     Notes receivable consist of the following:


                                                    June 30,     September 30,
                                                      1999          1998
                                                   -----------   -------------
     Land Sales                                    $10,970,822   $8,559,924
     Model Homes                                       623,400      552,450
                                                   -----------   ----------
                                                   $11,594,222   $9,112,374
                                                   -----------   ----------
                                                   -----------   ----------


     The notes have various maturity dates from 1999 to 2001 and interest rates ranging from 10% to 15%.

     As of June 30, 1999, the Company has notes receivable related to the sale-leaseback of 22 model homes to a public company. The gain from the sale of these homes is recognized over the related lease term in accordance with Statement of Financial Accounting Standards No. 98 (SFAS No.
98) "Accounting for Leases."

     4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.


         In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") and Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 and 131 became effective for fiscal years beginning after December 15, 1997 with early adoption permitted. These statements have no effect on the Company's results of operations or financial position.

         FASB Statement No. 98, "Accounting for Leases" ("SFAS 98") pertains to the sale-leaseback of 22 model homes as of June 30, 1999. This normal leaseback involves terms of less than two years, with the lessee's sole obligation to return the homes to "like-new" condition upon lease expiration or sale. The note receivable held by the lessee represents 10% of the appraised value of the model homes, bears interest through maturity at the Floating Base Rate plus five and one half percent (5.5%) and matures on November 11, 2002.

Maturities of the sales/leasebacks are as follows:

1999              $ 111,702
2000              $  17,381
                  ---------
                  $ 129,083
                  ---------
                  ---------

                                         6

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

     The following analysis of the Company's consolidated financial condition and results of operations as of June 30, 1999 and September 30, 1998 and for the nine months ended June 30, 1999 and 1998 should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, and other information included elsewhere in this Report.

GENERAL

     The Company generates revenue from the interrelated activities of land acquisition, development and homebuilding. The Company generally enters into a purchase agreement with a potential home buyer prior to commencing construction, except where the home is being constructed on a speculative basis or to be used as a model home. As of June 30, 1999, the Company had 321 homes built or under construction, of which 232 were under contract for sale. The high number of houses under construction which are not sold is the result of an abnormally high level of contract cancellations. The Company does not recognize a sale for accounting purposes until the sale of a home or lot is closed. The time period from execution of a purchase agreement to the closing of the sale of a home generally ranges from six to nine months.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998. Revenues from housing and land sales decreased approximately $29.6 million or 38.4% for the nine months ended June 30, 1999 from approximately $77.0 million in 1998 to approximately $47.4 million in 1999. The decrease in revenue resulted from a decrease in the volume of homes and lots closed during the period. Additionally, delays in closing on financing for projects in Chicago were major factors in this decline of revenue.

     During the nine months ended June 30, 1999, the Company closed on the sale of 215 homes and 90 lots at an average selling price for homes of $195,300, compared to 370 homes and 65 lots at an average selling price for homes of $184,600 in the same period ended June 30, 1998. The Company believes that the increase in the average price per home resulted from the mix of homes closed during these periods.

     Housing costs decreased during the nine month period ended June 30, 1999 from approximately $63.6 million to approximately $38.5 million as compared to the same period ended June 30, 1998. The decrease in these costs resulted mainly from decreases in the number of homes constructed, sold and closed during the period as compared to the same period ended June 30, 1998. As a percentage of housing and land sales revenue, housing costs dropped from 82.6% to 81.2% during the nine months ended June 30, 1998 and June 30, 1999, respectively.

     THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998. Revenue from housing and land sales decreased approximately $8.9 million or 38.2% for the three months ended June 30, 1999 from approximately $23.3 million to approximately $14.4 million. The decrease in revenue resulted from a decrease in the volume of homes and lots closed during the period. Additionally, delays in closing on financing for projects in Chicago were major factors in this decline.

     During the three months ended June 30, 1999, the company closed on 72 homes and 0 lots at an average selling price for homes of $200,100, compared to 111 homes at an average selling price for homes of $210,000 in the same period ended June 30, 1998. The Company believes that the decrease in the average price per home resulted from the mix of homes closed during these periods.

     Housing costs decreased during the three month period ended June 30, 1999 from approximately $18.4 million to approximately $10.9 million as compared to the same period ended June 30, 1998. The decrease in these costs resulted mainly from decreases in the number of homes constructed, sold and closed during the period as compared to the same period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at June 30, 1999 was approximately $0.9 million, and on September 30, 1998 was approximately $0.8 million. The Company has previously financed the acquisition of land parcels, the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) and construction of homes by drawing on a $55 million line of credit from Residential Funding Corp. ("RFC"), a portion which is allocated to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line"). RFC has informed the Company that the Residential Line is no longer available for the aquisition of new land, development of new or existing land, except on a case by case determination in the discretion of RFC, or for new home construction. The Company has not made interest payments on the Residential Line this quarter. The Company has, in order to start replacing the Residential Line obtained $15 million construction line of credit loan (subsequently increased to 17.5 million) from Bank of America (the "BA Loan") The BA Loan currently finances home construction at the Mirage and Brooks Farm subdivisions, but has been approved to include home construction in all Illinois subdivisions. As of June 30, 1999 and September 30, 1998, the Company had total indebtedness of approximately $25.2 million and $44.1 million, respectively, on the Residential Line. Of this, as to the Residential Line, $12.6 million and $12.8 million, respectively, is related to acquisition and development. As of June 30, 1999, the BA line had total indebtedness of approximately $7.4 million. The Company intends to replace the land development portion of the Residential Line with project specific acquisition loans on a project-by-project basis, and the Company is working on expanding its construction line of credit with BA to continue home construction previously funded by RFC.

     Additionally, the Company has overline arrangement with RFC, and as of June 30, 1999 and September 30, 1998, the indebtedness outstanding under such overline was $10.0 million and $4.9 million, respectively. RFC is no longer funding overline advances.

     Upon closing of a home sale financed with the Residential Line, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the Residential Line. Thus, the amount of indebtedness outstanding on this line fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the nine months ended June 30, 1999 and 1998, the Company made principal reductions of approximately $67.5 million and $78.8 million, respectively. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.0% as of June 30, 1999). The Residential Line matures on March 14, 2001 on its terms, but has been limited in funding as set forth above. As to homes constructed with financing by Bank of America ("BA") at closing, approximately 80% of the sales price is paid to BA at closing to satisfy its debt, and the remaining proceeds are available for distribution to the Company. The BA Loan was opened on April 30, 1999 and bears interest at the rate of prime plus 1%. The BA Loan matures March 31, 2001.

     From time to time, the Company also incurs indebtedness secured by specific projects for specific acquisition, development and construction activities. As of June 30, 1999 and September 30, 1998, the Company had approximately $5.3 million and $6.4 million, respectively, of this indebtedness outstanding, all of which was secured by certain of the Company's assets. This indebtedness generally matures between 1999 and 2000 and bears interest at a rate of approximately 10.0% per annum as of June 30, 1999.

     The Company also generates additional working capital by selling, and then leasing back, certain of its model homes to Dynex Residential, Inc., formerly known as National Model Homes. As of June 30, 1999, the Company was leasing 22 model homes from Dynex. The Company believes this arrangement allows it to increase its available capital by reducing the amount of capital committed to model homes which are typically the last homes sold at the Company's developments.

     On March 11, 1999, the Company closed a $10,000,000 line of credit facility with First American Bank, Texas to fund home building operations at its Casas del Cielo subdivision.

     The liquidity of the Company is dependant upon its (a) availability generated through the Residential Line, (b) funds generated from closings of homes and (c) availability generated from construction of homes financed by the BA Line and other lenders. RFC has informed the Company that it will no longer fund new home construction. The Company is (x) expanding the BA Line,
(y) generating new lines of credit and construction loans with other lenders, and (z) arranging for asset sales to third party purchasers, the cumulative effect, which, if successful, will provide positive liquidity to the Company. There can be no assurances, however, that any or all of the above transactions will be successfully concluded and therefore there can be no assurances the Company will continue to have the necessary liquidity.

     CASH FLOWS FROM OPERATING ACTIVITIES. The Company's operating activities utilized cash during the nine month periods ended June 30, 1999 and 1998 of approximately $4.7 million and $20.8 million, respectively.

     CASH FLOWS PROVIDED BY FINANCING ACTIVITIES. The Company's financing activities provided the bulk of the Company's cash flow during the nine months ended June 30, 1999 and 1998. Net cash provided by financing activities during these periods was approximately $4.8 million and $20.4 million, respectively. For the nine months ended June 30, 1998, the bulk of the proceeds were comprised almost entirely of proceeds from development loans and other notes payable of approximately $72.2 million and $92.6 million, respectively, offset by repayments on development loans and other notes payable of approximately $67.5 million and $78.9 million, respectively. The increase in borrowing activity for the period ended June 30, 1998 reflects increases in the amount of funds necessary to finance the Company's construction and development activities. These borrowings are typically repaid from the proceeds of housing or lot sales and then reborrowed by the Company to fund construction costs. Thus, borrowings on the Company's lines of credit (described above) fluctuate significantly based on the level of the Company's activities. In addition, during the nine months ended June 30, 1998, the Company also received net proceeds of approximately $5.9 million from sale of the debentures.

     CASH FLOWS FROM INVESTING ACTIVITIES. Net cash provided by or used for investing activities was not significant for the nine months ended June 30, 1999 and 1998.

     INFLATION AND SEASONALITY. Real estate and residential housing prices are affected by inflation, which can cause increases in the price of land, raw materials and subcontracted labor. Historically, the Company has been able to increase the price of its housing products to cover these costs. Interest rate fluctuations also affect gross profit margins by increasing or decreasing financing costs for land, construction and operations. The Company believes that product demand and sales are impacted by mortgage interest rates. The Company benefited from low mortgage interest rates during 1998 and early 1999. As rates increase, potential customers may be discouraged from purchasing a home due to the increased cost, decrease in buying power and possible difficulty in qualifying for a mortgage. Seasonality has not been a significant factor in the Company's operations. This is due, in part, to the year-round construction and sales of in the Phoenix Area. In recent years, Midwest winters have been comparatively mild, allowing extended construction seasons and providing inventory for winter sales and spring closings. A particularly harsh winter in the Midwest could, however, limit the Company's winter construction program, thus impacting sales and closings the following spring in an adverse manner.

     YEAR 2000. The Company recognizes the importance of the Year 2000 issue and is taking a phased approach intended to facilitate an appropriate transition into the Year 2000. These phases include:

--   Allocation of Company resources to manage the approach,

-- Evaluation of the Company's information technology ("IT") systems and non-IT systems that include imbedded microprocessors (together, the Company's "Internal Systems"),

-- Inquiry into IT and non-IT systems for principal vendors (principally subcontractors) and other service providers (together, the Company's "External Systems"),

-- Evaluation of risk associated with Internal and External Systems compliance efforts,

--   Test of all material Internal and External Systems as practicable,

-- Creation of contingency plans for non-compliance of either Internal or External Systems, and

-- Determination of the expected total cost of a complete state of readiness for the Company.

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

     Costs--As of June 30, 1999, less than $10,000 of outside consulting costs have been incurred related specifically to the Company's Year 2000 initiatives. The Company will incur capital expenditures and internal staff costs, as well as additional outside consulting expenditures, related to this process. Based on currently available information, the Company does not expect the costs of these initiatives to exceed $40,000.

     Risks Presented by the Year 2000 Issue--The failure by the Company to appropriately address a material Year 2000 issue within its Internal Systems, or the failure by any third party to address an External System could have a material adverse impact on the Company's financial condition, liquidity or results of operations. To date, however, the Company has not identified any material Internal or External System that presents a significant risk of not being Year 2000 ready or for which a suitable alternative does not exist.

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

     Contingency Plans - The Company will identify contingency plans that would allow for the construction and delivery of homes to customers should any of the Company's Internal or External Systems fail. These contingency plans will consist of construction and raw material scheduling arrangements and potential alternative financing options.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company does not engage in trading currencies or in any hedging activities.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 27, 1998, the United States of America, on behalf of the Army Corporation of Engineers filed a suit against the Company in the Northern District of Illinois, Eastern Division, Case No. 93C3242; claiming entitlement to relief under the Clean Water Act. A motion to dismiss has been granted. A notice of intent to file an appeal has been filed by the plaintiff.

     In June, 1998, Axiom, Inc., an engineering firm employed by the Company at various projects, filed a suit claiming non-payment of fees for services provided. The Company has filed a counterclaim for damages due to defective work. The exposure to the Company based on response from its attorney from the filed lawsuit and the counterclaim is under $20,000.

     On August 20, 1998, the Village of Cary filed a Complaint in Equity with the Circuit Court of the Nineteenth Judicial Circuit, McHenry County, Illinois, seeking to, among other items, set aside condemnation proceeds, if and when awarded to the owner of a property known as Gentry Ridge, to allow the Village to build a sewer interceptor. The Company is no longer the owner of the subject property, but filed a motion to dismiss in November, 1998. Decision of the Motion to Dismiss has been granted as to one of the three suit counts. The Company believes the suit as filed is without merit.

     In April 1999, Freeborn & Peters, a law firm in Chicago, employed by the company, filed suit for fees due as action 99L001245. This claim has been settled by entry into a payment plan which has been established and to date, adhered to.

     In March 1999, Michael J. Walters Advertising, filed for an arbitration hearing over fees claimed owed to it of approximately $500,000. The Company disputes the amount of fees owed, believing the amount owed is substantially less than claimed. A hearing date has been held at which the parties agreed to the sum of approximately $340,000 as owed to Michael J. Walters, the remaining amount being subject to the decision of the arbitration.

     In June and July 1999, M. Ecker Co. filed various break of Contract suits totaling an aggregate claim of approximately $1,000,000 for fees owed. The Company has filed answers admitting to approximately 80% of the claims owed. The suits have been suspended until the end of September, 1999.

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

UNITED HOMES, INC.

By: /s/  Edward Havlik                                 Date: August 23, 1999

     Edward Havlik
     President

By: /s/  William J. Crock, Jr.                         Date: August 23, 1999

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