Form 10-Q/A
period 1999-06-30
UNITED HOMES INC
filed 1999-09-03
CIK 1010047

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

             Consolidated Balance Sheets as of June 30, 1999
                   (unaudited) and September 30, 1998 (audited). . . . . . . .1
             Consolidated Statements of Income (loss) for the Nine months ended June 30, 1999 and 1998 (unaudited). . . . . . . . . .2
             Consolidated Statements of Income (loss) for the Three months ended June 30, 1999 and 1998 (unaudited). . . . . . . . . .3
             Consolidated Statements of Stockholder's Equity for the
                   Nine months ended June 30, 1999 (unaudited) and the
                   year ended September 30, 1998 (audited) . . . . . . . . . .4
             Consolidated Statements of Cash Flows for the Nine months
                   ended June 30, 1999 and 1998 (unaudited). . . . . . . . . .5
             Notes to the Consolidated Interim Financial Statements
                   (unaudited) . . . . . . . . . . . . . . . . . . . . . . . .6

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

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


           Consolidated Balance Sheets as of June 30, 1999 (unaudited)
                        and September 30, 1998 (audited)


                                                            June 30,     September 30,
                                                              1999           1998
                                                          (unaudited)     (audited)
                                                         -------------   -------------
ASSETS
Cash and cash equivalents                                 $   863,832     $   795,880
Housing inventories                                        73,592,049      71,727,336
Land held for future development                            1,085,786       1,085,786
Investment in real estate partnership                         369,456         541,243
Due from Parent                                             5,170,812       4,563,471
Due from affiliates                                           413,476         373,098
Notes receivable                                           11,594,222       9,112,374
Other receivable                                              248,977         248,773
Deposits                                                      125,939          91,937
Other Assets                                                2,651,190       2,561,395
                                                         -------------   -------------
Total assets                                              $96,115,739     $91,101,293
                                                         -------------   -------------
                                                         -------------   -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable and accrued liabilities                  $13,035,683     $11,495,858
Accrued costs on closed sales                               1,010,118       2,237,972
Deferred income                                                89,199         250,711
Deposits from home buyers                                     984,846         613,266
Development loans and other notes payable                  61,569,033      56,912,050
Mandatory redemption debentures, net of issuance            5,962,652       5,826,111
   costs and discounts                                   -------------   -------------
Total liabilities                                          82,651,531      77,335,968

Investors' equity in majority-owned land
  development and housing partnerships                        899,939         758,563

Stockholder's equity
Common stock, $.01 par value; 1,000,000
 Shares authorized; 1,000 shares issued
 and outstanding                                                  100             100
Additional paid-in capital                                  1,203,900       1,203,900
Retained earnings                                          11,360,269      11,802,762
                                                         -------------   -------------
Total stockholder's equity                                 12,564,269      13,006,762
                                                         -------------   -------------
Total liabilities and stockholder's equity                $96,115,739     $91,101,293
                                                         -------------   -------------
                                                         -------------   -------------

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

SEE ACCOMPANYING NOTES.

 Condensed Consolidated Statements of Income (Loss) for the Three months ended
                       June 30, 1999 and 1998 (unaudited)



                                                               Three Months Ended
                                                                    June 30,
                                                              1999            1998
                                                         -------------   -------------

REVENUES
Housing and land sales (72 units in 1999 and
  111 units in 1998)                                      $14,410,465     $23,308,067
Recognition of deferred income                                 81,792             ---
Other                                                          (9,373)          4,832
                                                         -------------   -------------
                                                           14,482,884      23,312,899

COST OF SALES
Housing costs, including amortization of capitalized
  interest and real estate taxes of $796,279 in
  1999 and $1,245,796 in 1998                              10,907,826      18,350,273
Amortization of capitalized project costs                   3,600,675       5,102,697
                                                         -------------   -------------
Operating Profit (loss)                                       (25,617)       (140,071)
Other costs and expenses                                      361,596         340,923
                                                         -------------   -------------
Income (loss) before investors share of income in
  majority-owned land development and housing
  partnerships                                               (387,213)       (480,994)
Investors' share of income in majority-owned
  land development and housing partnerships                       ---          86,498
                                                         -------------   -------------
Income (loss) before income taxes                            (387,213)       (567,492)
Income tax provision                                         (155,285)       (226,740)
                                                         -------------   -------------
Net income (loss)                                           $(231,928)    $  (340,752)
                                                         -------------   -------------
                                                         -------------   -------------

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


SEE ACCOMPANYING NOTES.

Consolidated Statements of Cash Flows for the Nine months ended June 30, 1999 and 1998 (unaudited)


                                                           Nine months Ended June 30,
                                                              1999            1998
                                                         -------------   -------------

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                          $ (442,493)    $   714,390
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
Amortization of debenture issuance costs                      136,541
  Changes in:
       Housing inventories                                 (1,864,713)    (10,381,187)
       Land held for future development                           ---      (4,452,986)
       Investment in real estate partnership                  171,787             ---
       Due from Parent                                       (607,341)        792,248
       Notes receivable                                    (2,481,848)       (624,986)
       Other assets                                          (164,379)      1,440,287
       Accounts payable and accrued liabilities               311,971      (6,956,439)
       Deferred income                                       (161,512)     (1,264,371)
       Deposits from home buyers                              371,580         (96,892)
                                                         -------------   -------------
Net cash used in operating activities                      (4,730,407)    (20,829,936)

CASH FLOW FROM INVESTING ACTIVITIES
Increase in due from managed properties                           ---          78,417
                                                         -------------   -------------
Net cash used in investing activities                             ---          78,417

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from development loans and other notes
 payable                                                   72,162,811      92,573,330
Repayments of development loans and other notes
 payable                                                  (67,505,828)    (78,858,274)
Net proceeds from mandatory redemption debentures                 ---       5,863,716
Distributions to investors in majority-owned land
 development and housing partnerships                         141,376        (390,929)
Change in capitalization                                          ---       1,200,000
                                                         -------------   -------------
Net cash provided by (used in) financing activities         4,798,359      20,387,903
                                                         -------------   -------------
Increase (decrease) in cash and cash equivalents               67,952        (363,616)
Cash and cash equivalents at beginning of period              795,880       1,105,368
                                                         -------------   -------------
Cash and cash equivalents at end of period               $    863,832     $   741,752
                                                         -------------   -------------
                                                         -------------   -------------

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

2.   HOUSING INVENTORIES

     Housing inventories consisted of the following:


                                                     June 30,    September 30,
                                                       1999          1998
                                                   -----------   -------------
     Land under development, including site
     development costs                             $27,664,699   $33,006,027
     Direct construction costs                      20,898,178    18,802,515
     Capitalized project costs                      24,801,325    17,677,320
     Land held for sale                                227,847     2,241,474
                                                   -----------   -----------
                                                   $73,592,049   $71,727,336
                                                   -----------   -----------
                                                   -----------   -----------


3.   NOTES RECEIVABLE

     Notes receivable consist of the following:


                                                    June 30,     September 30,
                                                      1999           1998
                                                   -----------   -------------
     Land Sales                                    $10,970,822   $8,559,924
     Model Homes                                       623,400      552,450
                                                   -----------   ----------
                                                   $11,594,222   $9,112,374
                                                   -----------   ----------
                                                   -----------   ----------


     The notes have various maturity dates from 1999 to 2001 and interest rates ranging from 10% to 15%.

     As of June 30, 1999, the Company has notes receivable related to the sale-leaseback of 22 model homes to a public company. The gain from the sale of these homes is recognized over the related lease term in accordance with Statement of Financial Accounting Standards No. 98
("SFAS No. 98") "Accounting for Leases."

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

     SFAS 98 pertains to the sale-leaseback of 22 model homes as of June 30, 1999. This normal leaseback involves terms of less than two years, with the lessee's sole obligation to return the homes to "like-new" condition upon lease expiration or sale. The note receivable held by the lessee represents 10% of the appraised value of the model homes, bears interest through maturity at the Floating Base Rate plus five and one half percent (5.5%) and matures on November 11, 2002. The rate as of June 30, 1999 was 10.5%.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents balance at June 30, 1999 was approximately $0.9 million, and on September 30, 1998 was approximately $0.8 million. The Company has previously financed the acquisition of land parcels, the costs associated with initial development of the parcels (such as entitlement activities and construction of streets and sewers) and construction of homes by drawing on a $55 million line of credit from Residential Funding Corp. ("RFC"), a portion which is allocated to fund acquisition and development activity, such as sewer and roadway construction (the "Residential Line"). RFC has informed the Company that the Residential Line is no longer available for the aquisition of new land, development of new or existing land, except on a case by case determination in the discretion of RFC, or for new home construction. The Company has not made interest payments on the Residential Line this quarter. The Company has, in order to start replacing the Residential Line obtained $15 million construction line of credit loan (subsequently increased to 17.5 million) from Bank of America (the "BA Loan") The BA Loan currently finances home construction at the Mirage and Brooks Farm subdivisions, but has been approved to include home construction in all Illinois subdivisions. As of June 30, 1999 and September 30, 1998, the Company had total indebtedness of approximately $25.2 million and $44.1 million, respectively, on the Residential Line. Of this, $12.6 million and $12.8 million, respectively, is related to acquisition and development. As of June 30, 1999, the Bank of America ("BA") line had total indebtedness of approximately $7.4 million. The Company intends to replace the land development portion of the Residential Line with project specific acquisition loans on a project-by-project basis, and the Company is working on expanding its construction line of credit with BA to continue home construction previously funded by RFC.

     Additionally, the Company has overline arrangement with RFC, and as of June 30, 1999 and September 30, 1998, the indebtedness outstanding under such overline was $10.0 million and $4.9 million, respectively. RFC is no longer funding overline advances.

     Upon closing of a home sale financed with the Residential Line, the Company utilizes all of the net closing proceeds (including the Company's profit) from the sale of the home to reduce the indebtedness under the Residential Line. Thus, the amount of indebtedness outstanding on this line fluctuates based on the number of parcels and homes under development or construction at any one time and the rate at which the Company closes on homes under contract for sale. During the nine months ended June 30, 1999 and 1998, the Company made principal reductions of approximately $67.5 million and $78.8 million, respectively. Draws under the Residential Lines bear interest at a variable rate equal to prime plus 1.25% per annum (9.0% as of June 30, 1999). The Residential Line matures on March 14, 2001 on its terms, but has been limited in funding as set forth above. As to homes constructed with financing by Bank of America at closing, approximately 80% of the sales price is paid to BA at closing to satisfy its debt, and the remaining proceeds are available for distribution to the Company. The BA Loan was opened on April 30, 1999 and bears interest at the rate of prime plus 1%. The BA Loan matures March 31, 2001.

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

UNITED HOMES, INC.

By: /s/  Edward Havlik                                 Date: September 3, 1999

     Edward Havlik
     President

By: /s/  William J. Crock, Jr.                         Date: September 3, 1999

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